Form 10-Q
period 2007-09-30
Enterprise Acquisition Corp.
filed 2007-12-21
CIK 1406391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number: 1-33736

Enterprise Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	33-1171386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6800 Broken Sound Parkway
Boca Raton, Florida	33487
(Address of principal executive offices - zip code)	(Zip Code)

(561) 988-1700

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [ ]	No [ X ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act.

Large Accelerated filer [ ]	Accelerated filer [ ] Non-accelerated filer [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [ X ]	No [ ]

At December 18, 2007, 16,352,025 shares of the registrant’s common stock were issued and outstanding.

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Balance Sheet (unaudited)

September 30, 2007

Assets
Current assets, cash	$182,655
Other assets, deferred offering costs	272,045
Total assets	$454,700

Liabilities and Stockholders’ Equity
Current liabilities:
Accrued offering costs	$85,002
Notes payable to stockholders	350,000
Total current liabilities	435,002

Commitments and contingencies (note 5)

Stockholders’ equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	0
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 7,187,500 shares issued and outstanding (which includes 937,500 shares subject to forfeiture (see note 4))	719
Additional paid-in capital	24,281
Deficit accumulated during the development stage	(5,302)
Total stockholders’ equity	19,698
Total liabilities and stockholders’ equity	$454,700

See accompanying notes to condensed financial statements.

ENTERPRISE ACQUISITION CORP/.

(a corporation in the development stage)

Condensed Statement of Operations (unaudited)

For the period from July 9, 2007 (inception) to September 30, 2007

Formation and operating costs	$6,500
Net loss from operations	(6,500)

Other income, interest	1,198

Loss before income tax provision	(5,302)

Tax expense	—

Net loss	$(5,302)

Weighted average common shares outstanding – basic and diluted	7,187,500
Basic and diluted net loss per common share	$(.00)

See accompanying notes to condensed financial statements.

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity (unaudited)

For the period from July 9, 2007 (inception) to September 30, 2007

	Common Stock		Additional Paid-In Capital	Deficit Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount

Common shares issued to founders at $0.0035 per share (includes 937,500 shares subject to forfeiture)	7,187,500	$719	$24,281	$—	$25,000
Net loss for the period	—	—	—	(5,302)	(5,302)
Balance at September 30, 2007	7,187,500	$719	$24,281	($5,302)	$19,698

See accompanying notes to condensed financial statements.

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statement of Cash Flows (unaudited)

For the period from July 9, 2007 (Inception) to September 30, 2007

Cash flows from operating activities:
Net loss	$(5,302)
Net cash from operating activities	(5,302)
Cash flows from financing activities:
Proceeds from notes payable to stockholders	350,000
Common shares issued to founders	25,000
Payment of deferred offering costs	(187,043)
Net cash provided by financing activities	187,957

Net increase in cash	182,655
Cash beginning of period	—
Cash end of period	$182,655
Supplemental disclosures of non-cash financing activities:
Accrued offering costs	$85,002

See accompanying notes to condensed financial statements.

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)

Note 1 — Organization and Nature of Business Operations

The financial statements at September 30, 2007 and for the period from July 9, 2007 (inception) to September 30, 2007 have been prepared by the Company. In the opinion of management, all adjustments (consisting of normal accruals and recurring items) have been made that are necessary to present fairly the financial position of Enterprise Acquisition Corp. (the “Company”) as of September 30, 2007 and the results of its operations and cash flows for the period from July 9, 2007 (inception) through September 30, 2007. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year. These financial statements should be read in conjunction with the financial statements and notes thereto as of July 18, 2007 and for the period July 9, 2007 (inception) to July 18, 2007 and included in the Company's registration statement on Form S-1, as amended, as filed with the Securities and Exchange Commission ("SEC") on October 25, 2007.

Enterprise Acquisition Corp. (a corporation in the development stage) was incorporated in Delaware on July 9, 2007. The Company was formed to acquire through a merger, stock exchange, asset acquisition or similar business combination a currently unidentified operating business or businesses. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting By Development Stage Enterprises," and is subject to the risks associated with activities of development stage companies.

At September 30, 2007, the Company had not commenced any operations. All activity through September 30, 2007 relates to the Company’s formation and the proposed public offering described below. The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents after such offering. The Company has selected December 31 as its fiscal year end.

The Company's management has broad discretion with respect to the specific application of the net proceeds of a proposed offering of Units (as defined in Note 3) (“Proposed Offering”), although substantially all of the net proceeds of the Proposed Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a Target Business ("Business Combination"). As used herein, "Target Business" shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (all of the Company’s assets, including the funds then held in the trust account, less the Company’s liabilities (excluding deferred underwriting discounts and commissions of approximately $8.375 million, or approximately $9.63 million if the over-allotment option is exercised in full, described below)). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination.

The Company's efforts in identifying a prospective Target Business will not be limited to particular companies; however the Company’s management team has extensive experience in the media and entertainment, technology, consumer products, telecommunications, and real estate development industries and may consider acquisitions in these sectors

$247,575,000 of the proceeds from the Proposed Offering and the Issuance of the Insider Warrants (as defined in Note 4) will be placed in a trust account which will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (“Investment Company Act”), having a maturity of 180 days or less, or in money market funds selected by the Company meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act, until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company. The proceeds in the trust account will include $8.375 million (or approximately $9.63 million if the over-allotment option is exercised in full) of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The remaining proceeds outside of the trust account, initially estimated at no more than $50,000, may be used to pay for business, legal and accounting due diligence on prospective acquisitions and continuing general and administrative expenses. In addition, up to $2,450,000 of the interest earned on the funds held in the trust account may be released to fund expenses related to investigating and selecting a target business and other working capital requirements.

The Company will seek stockholder approval before it will affect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, all of the Company’s initial stockholders, including its officers and directors who own any of the initial shares (“Initial Stockholders”), have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the then-holders of common stock sold as part of the Units in the Proposed Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 30% of the shares sold in the Public Offering both exercise their conversion rights and vote against the Business Combination. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 24 months has not yet passed since closing of the Offering the Company may combine with another Target Business meeting the fair market value criterion described above.

Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their portion of the trust account, net of income taxes payable thereon, but less any interest that has been released to the Company for payment of working capital requirements, if a Business Combination is approved and completed.

The Company’s Certificate of Incorporation will be amended prior to the Proposed Offering to provide that the Company will continue in existence only until 24 months from the effective date. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of winding up its affairs and it will liquidate. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Proposed Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Proposed Offering discussed in Note 3).

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The financial statements of the Company are presented in U.S. dollars and in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Pursuant to the rules and regulations of the SEC, certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted or condensed.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities at the date of purchase of three months or less to be cash equivalents.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to a significant concentration of credit risk consist primarily of cash. The Company may maintain deposits in federally insured financial institutions in excess of federally insured limits. However, management believes the Company is not exposed to significant credit risk due to the financial position of the depository institutions in which those deposits are held.

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments approximate their carrying amounts as presented in the accompanying balance sheet.

Deferred Offering Costs

Deferred offering costs consist principally of legal fees and other costs incurred through the balance sheet date that are related to the Proposed Offering and that will be charged to capital upon the receipt of the proposed public offering proceeds or expensed if the offering is not completed.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares of preferred stock have been issued.

Net Loss per Common Share

Loss per share is computed by dividing net loss by the weighted average number of common shares outstanding for the period. There are no potentially dilutive shares at September 30, 2007.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company complies with the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits. The Company has yet to file its first income tax returns. Management does not plan on taking any uncertain tax positions when filing the Company’s tax returns consequently the Company has not recognized any liabilities under FIN 48. The Company will recognize interest and penalties related to uncertain tax positions as an operating expense in its statement of operations.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company recorded a deferred income tax asset of $2,100 for the tax effect of temporary differences resulting from the capitalization of substantially all of its operating expenses for income tax purposes. However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it is not more likely than not that the benefit will be realized.

The effective tax rate differs from the statutory tax rate of 35% due to the provision for state taxes and the establishment of the valuation allowance.

Note 3 — Proposed Public Offering

The Proposed Offering calls for the Company to offer for public sale 25,000,000 units (“Units”) at a price of $10.00 per unit. Each Unit consists of one share of the Company’s common stock and one Redeemable Common Stock Purchase Warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the later of the completion of a Business Combination with a Target Business and one year from the effective date of the Proposed Offering and expiring four years from the effective date of the Proposed Offering, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the warrant agreement relating to the Warrants to be sold and issued in the Proposed Offering, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to cash settle or net cash settle the attempted warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

See Note 6 regarding the completion of the Proposed Offering.

Note 4 —Related Party Transactions

In July 2007, the Company issued 7,187,500 shares (“Initial Shares”) of common stock to the Staton Bell Blank Check LLC, an affiliate of certain of the Company’s officers and directors as well as certain directors (the “Initial Stockholders”) for $0.0035 per share or a total of $25,000. This includes an aggregate of 937,500 shares of common stock subject to forfeiture by the Staton Bell Blank Check LLC to the extent that the underwriters’ over-allotment is not exercised in full so that the Initial Stockholders collectively own 20% of the issued and outstanding shares of common stock after the offering.

The Company issued an unsecured promissory note totaling $350,000 to Staton Bell Blank Check LLC. The note is non-interest bearing and is payable on the earlier of July 18, 2008 or the consummation of the Proposed Offering by the Company. Due to the short-term nature of the notes, the fair value of the notes approximated their carrying amounts at $350,000.

The Company has agreed to pay $7,500 per month for office space and general and administrative services. The office space is being leased from Bell & Staton, Inc., an affiliate of the Company’s officers and directors. Services will commence on the effective date of the Proposed Offering and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company

Staton Bell Blank Check LLC has agreed to purchase 7,500,000 Warrants (“Insider Warrants”) at $1.00 per Warrant (for an aggregate purchase price of $7,500,000) privately from the Company. This purchase will take place simultaneously with the consummation of the Proposed Offering. All of the proceeds received from this private placement will be been placed in the Trust Account until a Business Combination has been consummated. The Insider Warrants are identical to the Warrants underlying the Units issued in the Proposed Offering except that the Insider Warrants will be (i) exercisable on a “cashless basis”, and (ii) will not be redeemable by the Company so long as they are still held by the purchasers or their affiliates. Additionally, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until the later of one year from the effective date of the Proposed Offering and thirty days after the Company has completed a Business Combination.

Staton Bell Blank Check LLC has also agreed, pursuant to an agreement with the underwriters in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase up to $10,000,000 of the Company’s common stock in the open market, at market prices not to exceed the per share amount held in the trust account commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing the Company’s execution of a definitive agreement for our initial Business Combination or (b)  60 calendar days after the end of the "restricted period" under Regulation M and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be voted upon by the Company’s stockholders. Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton have agreed to purchase such securities in the event that Staton Bell Blank Check LLC is unable to satisfy its obligations under this agreement. Staton Bell Blank Check LLC will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased in the open market pursuant to such agreement until six months following the consummation of a Business Combination. Staton Bell Blank Check LLC has agreed to vote all such shares of common stock purchased in the open market in favor of the Company’s initial Business Combination and such votes may be in opposition to the votes required to be voted with the majority. If no Business Combination is approved by the Company’s stockholders, Staton Bell Blank Check LLC has agreed not to sell such shares, provided that it will be entitled to participate in any liquidating distributions with respect to such shares purchased in the open market.

The holders of the Initial Shares, as well as the holders of the Insider Warrants (and underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering. The holders of the majority of these securities will be entitled to make up to two demands that we register such securities. The holders of the Initial Shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. The holders of a majority of the Insider Warrants (or underlying securities) will be able to elect to exercise these registration rights at any time after we consummate a business combination. In addition, such holders will have certain “piggy-back” registration rights on registration statements filed subsequent to the date on which such securities are released from escrow. All of our initial stockholders will place their initial shares into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. The Initial Shares will not be released from escrow until one year after the consummation of a Business Combination, or earlier if, following a Business Combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in our stockholders having the right to exchange their shares for cash, securities or other property. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 5 - Commitments and contingencies

The Company has agreed to pay the underwriters 7% of the gross proceeds from the Proposed Offering, 3.65% of which is payable at closing and 3.35% which is payable only upon consummation of a Business Combination.

In addition to the previously described fee, the representative of the underwriter has been granted a 30-day option to purchase up to 3,750,000 Units (over and above the 25,000,000 Units referred to above) solely to cover over-allotments, if any. The over-allotment will be used only to cover the net syndicate short position resulting from the initial distribution.

Note 6 – Subsequent Events

The registration statement for the Offering was declared effective on November 7, 2007 and the Company consummated the Offering on November 14, 2007. The Company sold to the public 25,000,000 Units, with each Unit comprised of one share of common stock and one Warrant, at a price of $10.00 per unit. Proceeds from the initial public offering totaled $231,754,450, which was net of $9,870,550 in underwriting and other expenses and $8,375,000 of deferred underwriting fees. In addition, Staton Bell Blank Check LLC purchased 7,500,000 Insider Warrants (see Note 4) for $1.00 per Warrant.

$247,575,000 of the proceeds of the Offering and Insider Warrants was deposited into the trust account described in Note 1.

On November 28, 2007, the underwriters in the Offering decided not to exercise its over-allotment option to purchase an additional 3,000,000 Units. Pursuant to the Stock Escrow Agreement between the Company, its initial stockholders and its transfer agent, Staton Bell Blank Check LLC forfeited an aggregate of 937,500 shares of common stock. Accordingly, Staton Bell Blank Check LLC's beneficial ownership of the Company's common stock was reduced from 7,112,500 to 6,175,000 on November 30, 2007.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of the Company. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

We were formed on July 9, 2007 to serve as a vehicle to effect a merger, capital stock exchange, asset acquisition or other similar business combination with an operating business. We intend to utilize cash derived from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, capital stock and debt, in effecting a business combination. The issuance of additional shares of our capital stock:

•	may significantly reduce the equity interest of our stockholders;
•	may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;
•

will likely cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and most likely will also result in the resignation or removal of our present officers and directors; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;
•

acceleration of our obligations to repay the indebtedness even if we have made all principal and interest payments when due if the debt security contains covenants that require the maintenance of certain financial ratios or reserves and we breach any such covenant without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and
•	our inability to obtain additional financing, if necessary, if the debt security contains covenants restricting our ability to obtain additional financing while such security is outstanding.

We have neither engaged in any operations nor generated any revenues to date. Our entire activity since inception has been to prepare for our proposed fundraising through an offering of our equity securities.

The net proceeds from the sale of 25,000,000 units, each unit consisting of one share of common stock and one warrant exercisable for an additional share of common stock, in our initial public offering (the "Offering"), after deducting offering expenses of approximately $750,000 and underwriting discounts of approximately $17,500,000, was approximately $231,750,000. However, the underwriters have agreed that $0.335 per unit of the underwriting discounts and commissions will be deferred and will not be payable unless and until we consummate a business combination. Accordingly, $240,075,000 plus the $7,500,000 we will receive from the sale of the insider warrants, was placed in trust and the remaining amount was held outside of trust. We intend to use substantially all of the net proceeds of the Offering, including the funds held in the trust account (excluding deferred underwriting discounts and commissions), to acquire a target business and to pay our expenses relating thereto. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination, the remaining proceeds held in the trust account as well as any other net proceeds not expended will be used as working capital to finance the operations of the target business. Such working capital funds could be used in a variety of ways including continuing or expanding the target business’ operations, for strategic acquisitions and for marketing, research and development of existing or new products. Such funds could also be used to repay any operating expenses or finders’ fees which we had incurred prior to the completion of our business combination if the funds available to us outside of the trust account were insufficient to cover such expenses.

We believe that the estimated $50,000 of net proceeds not held in the trust account, plus the up to $2,450,000 of interest earned on the trust account balance, as well as amounts necessary for our tax obligations, that may be released to us, will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. Over this time period, we will be using these funds for identifying and evaluating prospective acquisition candidates, performing business due diligence on prospective target businesses, traveling to and from the offices, plants or similar locations of prospective target businesses or their representatives or owners, reviewing corporate documents and material agreements of prospective target businesses, selecting the target business to acquire and structuring, negotiating and consummating the business combination. We anticipate that we will incur approximately:

•

$1,000,000 of expenses for the search for target businesses and for the legal, accounting and other third-party expenses attendant to the due diligence investigations, structuring and negotiating of a business combination;

•	$250,000 of expenses for the due diligence and investigation of a target business by our officers, directors and initial stockholders;
•	$200,000 of expenses in legal and accounting fees relating to our SEC reporting obligations;
•	$180,000 for the administrative fee payable to Bell & Staton, Inc. ($7,500 per month for twenty- four months); and
•	$870,000 for general working capital that will be used for miscellaneous expenses and reserves, including director and officer liability insurance premiums.

We do not believe we will need to raise additional funds following the Offering in order to meet the expenditures required for operating our business. However, we may need to raise additional funds through a private offering of debt or equity securities if such funds are required to consummate a business combination that is presented to us, although we have not entered into any such arrangement and have no current intention of doing so.

We are obligated, commencing on November 7, 2007, to pay to Bell & Staton, Inc., an affiliate of Daniel C. Staton and Marc H. Bell, a monthly fee of $7,500 for general and administrative services.

Staton Bell Blank Check LLC, an entity owned directly or indirectly by Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton, had advanced an aggregate of $350,000 to us, on a non-interest bearing basis, for payment of offering expenses on our behalf. $250,000 of the loan was repaid out of the proceeds of the Offering not being placed in trust.

Staton Bell Blank Check LLC had committed to purchase an aggregate of 7,500,000 warrants at $1.00 per warrant (for a total purchase price of $7,500,000) from us. This purchase took place on a private placement basis simultaneously with the consummation of the Offering.

The Company's registration statement for the Offering was declared effective on November 7, 2007 and the Company consummated the Offering on November 14, 2007. The Company sold to the public 25,000,000 Units, with each Unit comprised of one share of common stock and one Warrant, at a price of $10.00 per unit. Proceeds from the initial public offering totaled $231,754,450, which was net of $9,870,550 in underwriting and other expenses and $8,375,000 of deferred underwriting fees.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if a suitable business target is not identified by us prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund have been invested only in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to money market funds, we do not view the interest rate risk to be significant.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934 (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our president and chief executive officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with generally accepted accounting principles (United States), and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within a company have been detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving its objectives. Our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level.

ENTERPRISE ACQUISITION CORP.

PART II — OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, nor, to our knowledge, is any material legal proceeding threatened against us. From time to time, we may be a party to certain legal proceedings incidental to the normal course of our business. While the outcome of these legal proceedings cannot be predicted with certainty, we do not expect that these proceedings will have a material effect upon our financial condition or results of operations.

ITEM 1A. RISK FACTORS

An investment in our securities involves a high degree of risk. There have been no material changes to the risk factors previously disclosed in amendment no. 2 to our registration statement on Form S-1 (File No. 333-145154) that was filed with the Securities and Exchange Commission on October 25, 2007 in connection with our initial public offering. You should consider carefully all of the material risks described in such registration statement, before making a decision to invest in our securities. If any of the events described therein occur, our business, financial condition and results of operations may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment in our company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a)

On July 18, 2007, in connection with the formation of the Company, we issued 7,187,500 shares of our common stock to Staton Bell Blank Check LLC and to certain of our officers and our directors for $25,000, at a purchase price of $0.0035 per share. Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer or its affiliates not involving a public offering. In each such transaction, the purchaser represented its intention at such time to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were or will be affixed to the instruments representing the securities issued or to be issued in such transactions.

On July 25, 2007, an aggregate of 75,000 shares of our common stock were transferred by Staton Bell Blank Check LLC to Stewart J. Paperin, Richard Steiner and Jordan Zimmerman, three of the Company's directors, for $261, at a purchase price of $0.0035 per share. Such shares were issued pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer or its affiliates not involving a public offering. In each such transaction, the purchaser represented its intention at such time to acquire the securities for investment only and not with a view to or for sale in connection with any distribution thereof and appropriate legends were or will be affixed to the instruments representing the securities issued or to be issued in such transactions.

No underwriting discounts or commissions were paid with respect to such sales.

(b)

The registration statement (File No. 333-145154) for our initial public offering of 25,000,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (the "Offering") was declared effective on November 7, 2007. The securities registered include our units, our warrants included as part of the units, our common stock included as part of the units and our common stock included in the warrants underlying the units. The Offering was commenced on November 8, 2007 and consummated on November 14, 2007, resulting in total gross proceeds of $250,000,000. The managing underwriters for the Offering were UBS Securities LLC and Ladenburg Thalmann & Co. Inc.

No proceeds from the Offering were used during the period covered by this report.

(c)	None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 5. OTHER INFORMATION

Not applicable.

ITEM 6. EXHIBITS

              Exhibits —

3.1*	Certificate of Incorporation.
3.2**	Bylaws.
3.3**	Form of Amended and Restated Certificate of Incorporation.
4.1*	Specimen Unit Certificate.
4.2*	Specimen Common Stock Certificate.
4.3*	Form of Warrant Certificate.
4.4**	Form of Warrant Agreement between the Registrant and Continental Stock Transfer & Trust Company.
10.1*	Office Services Agreement between the Registrant and Bell & Staton, Inc.
10.2*	Promissory Note issued July 18, 2007 to Staton Bell Blank Check LLC.
10.3**	Amended and Restated Promissory Note issued September 25, 2007 to Staton Bell Blank Check LLC
31.1	Section 302 Certification of PEO
31.2	Section 302 Certification of PFO
32.1	Section 906 Certification of PEO
32.2	Section 906 Certification of PFO

_________________________

*Previously filed in connection with the Company's registration statement on Form S-1 (File No. 333-145154) filed on August 6, 2007.

**Previously filed in connection with Amendment No. 2 to the Company's registration statement on Form S-1 (File No. 333-145154) filed on October 25, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE ACQUISITION CORP.

Date: December 21, 2007	By: /s/ Daniel C. Staton
Daniel C. Staton
Chief Executive Officer
(Principal Executive Officer)

Date: December 21, 2007	By: /s/ Marc H. Bell
Marc H. Bell
Treasurer
(Principal Financial Officer)