Form 10-K
period 2007-12-31
Enterprise Acquisition Corp.
filed 2008-03-27
CIK 1406391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2007

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to _________

ENTERPRISE ACQUISITION CORP.

(Exact name of registrant as specified in its charter)

Delaware	001-33736	33-1171386
(State or other jurisdiction of incorporation or organization)	(Commission File Number)	(I.R.S. Employer Identification No.)

6800 Broken Sound Parkway, Boca Raton, Florida  33487

(Address of principal executive offices)(zip code)

(561) 988-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered

Units, each consisting of one share of Common Stock, $0.0001 par value, and One Warrant to Purchase Common Stock	The American Stock Exchange

Common Stock, $0.0001 par value	The American Stock Exchange

Warrants to Purchase Common Stock	The American Stock Exchange

Securities registered pursuant to Section 12(b) of the Act:

None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

YES ☐  NO ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

YES ☐  NO ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.

☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer or a smaller reporting company.  See definition of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☒      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

The registrant commenced trading its units on November 8, 2007 and the registrant's common stock and warrants commenced trading separately from its units on December 3, 2007.  As a result, there was no aggregate market value of the registrant's voting or non-voting equity held by non-affiliates of the registrant as of June 30, 2007. The aggregate market value of the outstanding common stock, other than shares held by persons who may be deemed affiliates of the registrant, computed by reference to the closing sale price for the registrant’s Common Stock on December 31, 2007 as reported on The American Stock Exchange, was approximately $130,358.,327.

The number of outstanding shares of the Registrant’s common stock as of March 26, 2008 was 31,250,000.

TABLE OF CONTENTS

PART I

3

Item 1.

Business

3

Item 1A.

Risk Factors

11

Item 1B.

Unresolved Staff Comments

22

Item 2.

Facilities

22

Item 3.

Legal Proceedings

22

Item 4.

Submission of Matters to a Vote of Security Holders

22

PART II

23

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of
Equity Securities

23

Item 6.

Selected Financial Data

24

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

25

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 8.

Financial Statements and Supplementary Data

27

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

27

Item 9A.

Controls and Procedures

27

Item 9B.

Other Information

28

PART III

29

Item 10.

Directors, Executive Officers and Corporate Governance

29

Item 11.

Executive Compensation

33

Item 12.

Security Ownership of Certain Beneficial Owners and Management

33

Item 13.

Certain Relationships and Related Transactions

35

Item 14.

Principal Accountant Fees and Services

36

PART IV

37

Item 15.

Exhibits and Financial Statement Schedules

37

Index to Financial Statements

F-1

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our management’s expectations, hopes, beliefs, intentions or strategies regarding the future.  In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements.  The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking.  Forward-looking statements in this Annual Report on Form 10-K may include, for example, statements about our:

•

ability to complete a combination with a target business;

•

success in retaining or recruiting, or changes required in, our officers, key employees or directors following a business combination;

•

management team allocating their time to other businesses and potentially having conflicts of interest with our business or in approving a business combination, as a result of which they would then receive expense reimbursements;

•

potential inability to obtain additional financing to complete a business combination;

•

limited pool of prospective target businesses;

•

potential change in control if we acquire a target business for stock;

•

public securities’ limited liquidity and trading, as well as the current lack of a trading market;

•

delisting of our securities from the American Stock Exchange or an inability to have our securities quoted on the
American Stock Exchange following a business combination;

•

use of proceeds not in trust and our financial performance following our initial public offering; or

•

our financial performance following our initial public offering.

The forward-looking statements contained in this Annual Report on Form 10-K are based on our current expectations and beliefs concerning future developments and their potential effects on us.  There can be no assurance that future developments affecting us will be those that we have anticipated.  These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements.  These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors” in Item 1A below.  Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements.  We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws and/or if and when management knows or has a reasonable basis on which to conclude that previously disclosed projections are no longer reasonably attainable.

PART I

Item 1.

Business

General

References to “we”, “us” or the “Company” are to Enterprise Acquisition Corp.

We are a recently organized Delaware blank check company incorporated on July 9, 2007 in order to serve as a vehicle for the acquisition of one or more operating businesses.

On November 6, 2007, Staton Bell Blank Check LLC, an affiliate of certain of our officers and directors, purchased an aggregate of 7,500,000 Insider Warrants (the "Insider Warrants") from us in a private placement transaction at a purchase price of $1.00 per Insider Warrant (the "Private Placement").  The Insider Warrants are identical to the Warrants underlying the Units issued in the IPO (as defined below) except that the Insider Warrants will be (i) exercisable on a “cashless basis”, and (ii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. Staton Bell Blank Check LLC has agreed that the Insider Warrants will not be sold or transferred by them until the later of November 7, 2008 and thirty days after we complete a business combination.

On November 7, 2007, the registration statement (File No. 333-145154) for our initial public offering of 25,000,000 units (the "IPO"), each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (a "Warrant") was declared effective by the Securities and Exchange Commission ("SEC"). We completed the IPO on November 14, 2007, resulting in total gross proceeds of $250,000,000. The managing underwriters for the IPO were UBS Securities LLC and Ladenburg Thalmann & Co. Inc.  Of the net proceeds after offering expenses of the IPO and the private placement, $247,575,000 was placed in a trust account maintained at Continental Stock Transfer & Trust Company (the "Trust Account").  The proceeds in the Trust Account will include $8.375 million of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a business combination. The remaining proceeds outside of the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, tax expenses and continuing general and administrative expenses. In addition, up to $2,450,000 of the interest earned on the funds held in the Trust Account may be released to fund expenses related to investigating and selecting a target business and other working capital requirements.

Each Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing on the later of the completion of a business combination with a target business and November 7, 2008 and expiring November 7, 2011, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the Warrant Agreement relating to the Warrants sold in the IPO, we are only required to use our best efforts to maintain the effectiveness of the registration statement covering the Warrants. We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to cash settle or net cash settle the attempted warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Our efforts in identifying a prospective target business will not be limited to a particular industry. However, our management team has extensive experience in the media and entertainment, technology, consumer products, telecommunications and real estate development industries and we may consider an acquisition in one or more of these sectors. In addition, given our management team’s substantial experience in creating and building brand names, we are focusing on an acquisition where we can leverage our management team’s brand-building strength.

•

We are focusing our efforts on target businesses with one or more of the following characteristics:

•

favorable long-term growth prospects;

•

the ability to achieve a leading market position through the consummation of additional acquisitions and/or through organic growth;

•

a business model that is based upon recurring revenue;

•

the ability to drive incremental revenue sources or extract increased profitability from the core business;

•

the potential for economies of scale through consolidation;

•

high operating profit margins;

•

stable cash flows; and

•

experienced, high quality management teams.

While we may or may not consummate our business combination with a company involved in the media and entertainment, technology, consumer products, telecommunications or real estate development industries, we believe this focus may provide us with the best opportunity to consummate a business combination, given our management’s prior experience. We also believe that many companies in these and other sectors would find an acquisition by us to be an easier and less risky route to liquidity than going through an initial public offering.

We are focusing our efforts on seeking a business combination with a portfolio company or non-strategic assets currently held by a multi-national corporation, a privately held business or a private equity firm specializing in either leveraged buyouts or venture capital. We believe these types of companies represent attractive acquisition targets.

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business for an indefinite period of time.  We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our IPO are intended to be applied generally toward effecting a business combination as described in our IPO prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our IPO are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

Subject to the limitations that a target business have a fair market value of at least 80% of our net assets at the time of the acquisition, as described below in more detail, we will have virtually unrestricted flexibility in identifying and selecting a prospective acquisition candidate. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. Accordingly, there is no basis for investors in our IPO to evaluate the possible merits or risks of the target business with which we may ultimately complete a business combination. To the extent we effect a business combination with a financially unstable company or an entity in its early stage of development or growth, including entities without established records of sales or earnings, we may be affected by numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. Although our management will endeavor to evaluate the risks inherent in a particular target business, we cannot assure you that we will properly ascertain or assess all significant risk factors.

Sources of target businesses

We believe based on our management’s business knowledge and past experience that there are numerous acquisition candidates that we intend to target. We anticipate that target business candidates will be brought to our attention from various unaffiliated sources, including investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds and other members of the financial community. Target businesses may be brought to our attention by such unaffiliated sources as a result of being solicited by us through calls, mailings or advertisements. These sources may also introduce us to target businesses they think we may be interested in on an unsolicited basis, since many of these sources will have read our IPO prospectus and know what types of businesses we are targeting. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts as a result of formal or informal inquiries or discussions they may have, as well as attending trade shows or conventions.  We may engage the services of professional firms or other individuals that specialize in business acquisitions on a formal basis in the future, in which event we may pay a finder’s fee, consulting fee or other compensation to be determined in an arm’s length negotiation based on the terms of the transaction. Our management has experience in evaluating transactions but will retain advisors as they deem necessary to assist them in their due diligence efforts. In no event, however, will any of our existing officers, directors, stockholders or special advisors, or any entity with which they are affiliated, be paid, from us or a target business, any finder’s fee, consulting fee or other compensation prior to, or for any services they render in order to effectuate, the consummation of a business combination (regardless of the type of transaction that it is). If we determine to enter into a business combination with a target business that is affiliated with our officers, directors or stockholders, we would do so only if we obtained an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. However, as of the date of this Form 10-K, there are no affiliated entities that we would consider as a business combination target.

We do not anticipate acquiring an entity that is either a portfolio company of, or has otherwise received a financial investment from, an investment banking firm (or an affiliate thereof) that is affiliated with our management. However, if we determined to acquire an entity affiliated with our officers, directors, special advisors, initial stockholders or their affiliates, we are required to obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated shareholders from a financial point of view.

Selection of a target business and structuring of a business combination

Subject to the requirement that our initial business combination must be with a target business with a fair market value that is at least 80% of our net assets at the time of such acquisition, our management will have virtually unrestricted flexibility in identifying and selecting a prospective target business. We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•

favorable long-term growth prospects;

•

the ability to achieve a leading market position through the consummation of additional acquisitions;

•

and/or through organic growth;

•

a business model that is based upon recurring revenue;

•

the ability to drive incremental revenue sources or extract increased profitability from the core business;

•

the potential for economies of scale through consolidation;

•

high operating profit margins;

•

stable cash flows; and

•

experienced, high quality management teams.

These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial and other information which is made available to us. This due diligence review will be conducted either by our management or by unaffiliated third parties we may engage, although we have no current intention to engage any such third parties. We intend to have all prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account. If any prospective target business refused to execute such agreement, it is unlikely we would continue negotiations with such target business. However, in no event will we enter into a definitive agreement for a business combination with a target business unless such entity executes a waiver agreement.

The time and costs required to select and evaluate a target business and to structure and complete the business combination cannot presently be ascertained with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which a business combination is not ultimately completed will result in a loss to us and reduce the amount of capital available to otherwise complete a business combination.

Additionally, while we are not obligated to engage any of the underwriters to assist us with locating a target business, we are not restricted from doing so. If we did, we may pay a fee to them for their services for assisting us in locating a target business.

Fair market value of target business

The target business or businesses that we acquire must collectively have a fair market value equal to at least 80% of our net assets at the time of such acquisition, although we may acquire a target business whose fair market value significantly exceeds 80% of our net assets. We anticipate structuring a business combination to acquire 100% of the equity interests or assets of the target business. We may, however, structure a business combination to acquire less than 100% of such interests or assets of the target business but will not acquire less than a controlling interest (which would be at least 50% of the voting securities of the target business). If we acquire only a controlling interest in a target business or businesses, the portion of such business that we acquire must have a fair market value equal to at least 80% of our net assets. In order to consummate such an acquisition, we may issue a significant amount of our debt or equity securities to the sellers of such businesses and/or seek to raise additional funds through a private offering of debt or equity securities. Since we have no specific business combination under consideration, we have not entered into any such fund raising arrangement and have no current intention of doing so. The fair market value of the target will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, earnings and cash flow and/or book value). If our board is not able to independently determine that the target business has a sufficient fair market value, we will obtain an opinion from an unaffiliated, independent investment banking firm with respect to the satisfaction of such criteria. Since any opinion, if obtained, would merely state that fair market value meets the 80% of net assets threshold, it is not anticipated that copies of such opinion would be distributed to our stockholders, although copies will be provided to stockholders who request it. We will not be required to obtain an opinion from an investment banking firm as to the fair market value if our board of directors independently determines that the target business complies with the 80% threshold.

Lack of business diversification

Our business combination must be with a target business or businesses that collectively satisfy the minimum valuation standard at the time of such acquisition, as discussed above, although this process may entail the simultaneous acquisitions of several operating businesses at the same time. Therefore, at least initially, the prospects for our success may be entirely dependent upon the future performance of a single business. Unlike other entities which may have the resources to complete several business combinations of entities operating in multiple industries or multiple areas of a single industry, it is probable that we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. By consummating a business combination with only a single entity, our lack of diversification may:

•

subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination, and

•

result in our dependency upon the performance of a single operating business or the development or market acceptance of a single or limited number of products, processes or services.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other acquisitions, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple acquisitions, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business.

Limited ability to evaluate the target business’ management

Although we intend to scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’ management will prove to be correct. In addition, we cannot assure you that the future management will have the necessary skills, qualifications or abilities to manage a public company. Furthermore, the future role of our officers and directors, if any, in the target business following a business combination cannot presently be stated with any certainty. While it is possible that some of our key personnel will remain associated in senior management or advisory positions with us following a business combination, it is unlikely that they will devote their full time efforts to our affairs subsequent to a business combination. Moreover, they would only be able to remain with the company after the consummation of a business combination if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for them to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. While the personal and financial interests of our key personnel may influence their motivation in identifying and selecting a target business, their ability to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination. Additionally, we cannot assure you that our officers and directors will have significant experience or knowledge relating to the operations of the particular target business.

Opportunity for stockholder approval of business combination

Prior to the completion of a business combination, we will submit the transaction to our stockholders for approval, even if the nature of the acquisition is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of a business combination will be taken only if the business combination is approved. We will only consummate a business combination if stockholders vote both in favor of such business combination and our amendment to extend our corporate life.

In connection with seeking stockholder approval of a business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended, which, among other matters, will include a description of the operations of the target business and audited historical financial statements of the business.

In connection with the vote required for any business combination, all of our initial stockholders, including all of our officers and directors, have agreed to vote their respective initial shares in accordance with the majority of the shares of common stock voted by the public stockholders.  This voting arrangement shall not apply to shares included in units purchased in our IPO or purchased following our IPO in the open market by any of our initial stockholders, officers and directors. Accordingly, they may vote these shares on a proposed business combination any way they choose. We will proceed with the business combination only if a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination and public stockholders owning less than 30% of the shares sold in our IPO both exercise their conversion rights and vote against the business combination.

Conversion rights

At the time we seek stockholder approval of any business combination, we will offer each public stockholder the right to have such stockholder’s shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed.  Our initial stockholders will not have such conversion rights with respect to any shares of common stock owned by them, directly or indirectly, whether included in or underlying their initial shares or purchased by them in our IPO or in the aftermarket.  The actual per-share conversion price will be equal to the amount in the trust account, inclusive of any interest (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our IPO.  Without taking into account any interest earned on the trust account, the initial per-share conversion price would be approximately $9.90.

An eligible stockholder may request conversion at any time after the mailing to our stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination at a meeting held for that purpose, but the request will not be granted unless the stockholder votes against the business combination and the business combination is approved and completed. Additionally, we may require public stockholders, whether they are a record holder or hold their shares in “street name,” to either tender their certificates to our transfer agent at any time through the vote on the business combination or to deliver their shares to the transfer agent electronically using Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, at the holder’s option. The proxy solicitation materials that we will furnish to stockholders in connection with the vote for any proposed business combination will indicate whether we are requiring stockholders to satisfy such certification and delivery requirements. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the business combination to tender his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by simply contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have any control over this process, it may take significantly longer than we anticipated. Accordingly, we will only require stockholders to deliver their certificates prior to the vote if we give stockholders at least two weeks between the mailing of the proxy solicitation materials and the meeting date. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to convert. After the business combination was approved, the company would contact such stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the conversion right, to which stockholders were aware they needed to commit before the stockholder meeting, would become a continuing right surviving past the consummation of the business combination until the converting holder delivered his certificate for conversion at the conversion price. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination is approved. There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $35 and it would be up to the broker whether or not to pass this cost on to the converting holder. However, this fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares prior to the meeting — the need to deliver shares is a requirement of conversion regardless of the timing of when such delivery must be effectuated. Accordingly, this would not result in any increased cost to shareholders when compared to the traditional process.

Any request for conversion, once made, may be withdrawn at any time up to the vote taken with respect to the proposed business combination. Furthermore, if a stockholder delivered his certificate for conversion and subsequently decided prior to the vote not to elect conversion, he may simply request that the transfer agent return the certificate (physically or electronically). It is anticipated that the funds to be distributed to stockholders entitled to convert their shares who elect conversion will be distributed promptly after completion of a business combination. Public stockholders who convert their stock into their share of the trust account still have the right to exercise any warrants they still hold.

If a vote on our initial business combination is held and the business combination is not approved, we may continue to try to consummate a business combination with a different target until November 7, 2009.  If the initial business combination is not approved or completed for any reason, then public stockholders voting against our initial business combination who exercised their conversion rights would not be entitled to convert their shares of common stock into a pro rata share of the aggregate amount then on deposit in the trust account. In such case, if we have required public stockholders to tender their certificates prior to the meeting, we will promptly return such certificates to the tendering public stockholder. Public stockholders would be entitled to receive their pro rata share of the aggregate amount on deposit in the trust account only in the event that the initial business combination they voted against was duly approved and subsequently completed, or in connection with our liquidation.

We will not complete any business combination if public stockholders, owning 30% or more of the shares sold in our IPO, both exercise their conversion rights and vote against the business combination. Accordingly, it is our understanding and intention in every case to structure and consummate a business combination in which public stockholders owning up to but not including 30% of the shares sold in our IPO may exercise their conversion rights and the business combination will still go forward. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders.

Investors in our IPO who do not sell, or who receive less than an aggregate of approximately $0.19 of net sales proceeds for, the warrants included in the units, or persons who purchase common stock in the aftermarket at a price in excess of $9.90 per share, may have a disincentive to exercise their conversion rights because the amount they would receive upon conversion could be less than their original or adjusted purchase price.

Liquidation if no business combination

Our amended and restated certificate of incorporation provides that we will continue in existence only until November 7, 2009. This provision may not be amended except in connection with the consummation of a business combination. If we have not completed a business combination by such date, our corporate existence will cease except for the purposes of winding up our affairs and liquidating, pursuant to Section 278 of the Delaware General Corporation Law. This has the same effect as if our board of directors and stockholders had formally voted to approve our dissolution pursuant to Section 275 of the Delaware General Corporation Law. Accordingly, limiting our corporate existence to a specified date as permitted by Section 102(b)(5) of the Delaware General Corporation Law removes the necessity to comply with the formal procedures set forth in Section 275 (which would have required our board of directors and stockholders to formally vote to approve our dissolution and liquidation and to have filed a certificate of dissolution with the Delaware Secretary of State). We view this provision terminating our corporate life by November 7, 2009 as an obligation to our stockholders and will not take any action to amend or waive this provision to allow us to survive for a longer period of time except in connection with the consummation of a business combination.

If we are unable to complete a business combination by November 7, 2009, we will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount in the trust account, inclusive of any interest, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below). We anticipate notifying the trustee of the trust account to begin liquidating such assets promptly after such date and anticipate it will take no more than 10 business days to effectuate such distribution. Our initial stockholders have waived their rights to participate in any liquidation distribution with respect to their initial shares. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, Staton Bell Blank Check LLC has agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and has agreed not to seek repayment of such expenses. If Staton Bell Blank Check LLC is unable to satisfy the foregoing obligations, Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton have agreed to be personally liable in its place.

If we were to expend all of the net proceeds of our IPO, other than the proceeds deposited in the trust account, and without taking into account interest, if any, earned on the trust account, the initial per-share liquidation price would be approximately $9.90. The proceeds deposited in the trust account could, however, become subject to the claims of our creditors (which could include vendors and service providers we have engaged to assist us in any way in connection with our search for a target business and that are owed money by us, as well as target businesses themselves) which could have higher priority than the claims of our public stockholders. Staton Bell Blank Check LLC has agreed that, if we liquidate prior to the consummation of a business combination, it will be liable to pay debts and obligations to target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us in excess of the net proceeds of our IPO not held in the trust account, but only if, and to the extent, the claims reduce the amounts in the trust account. If Staton Bell Blank Check LLC is unable to satisfy the foregoing obligations, Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton have agreed to be personally liable in its place. If a claim was made that resulted in Staton Bell Blank Check LLC having liability and it refused to satisfy its obligations and such individuals also refused to satisfy their obligations, we would have a fiduciary obligation to bring an action against them to enforce our indemnification rights and would accordingly bring such an action against them. We cannot assure you, however, that Staton Bell Blank Check LLC or Daniel C. Staton, Marc H. Bell or Maria Balodimas Staton will be able to satisfy those obligations. Accordingly, the actual per-share liquidation price could be less than approximately $9.90, plus interest, due to claims of creditors. Furthermore, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you that we will be able to return to our public stockholders at least approximately $9.90 per share.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon a business combination which the stockholder voted against and which is completed by us. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after November 7, 2009 and, therefore, we do not intend to comply with those procedures. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to our distributing the funds in the trust account to our public stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from our vendors and service providers (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. As described above, pursuant to the obligation contained in our underwriting agreement, we will seek to have all vendors, service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. As a result, the claims that could be made against us will be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. We therefore believe that any necessary provision for creditors will be reduced and should not have a significant impact on our ability to distribute the funds in the trust account to our public stockholders. Nevertheless, we cannot assure you of this fact as there is no guarantee that vendors, service providers and prospective target businesses will execute such agreements. Nor is there any guarantee that, even if they execute such agreements with us, they will not seek recourse against the trust account. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than approximately $9.90 due to claims or potential claims of creditors.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after November 7, 2009 this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are approximately 74 blank check companies that have completed initial public offerings in the United States with more than $12.8 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Form 10-K and prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.  While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

•

our obligation to seek stockholder approval of a business combination may delay the completion of a transaction;

•

our obligation to convert into cash shares of common stock held by our public stockholders to such holders that both vote against the business combination and exercise their conversion rights may reduce the resources available to us for a business combination; and

•

our outstanding warrants, and the potential future dilution they represent.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities having a similar business objective as ours in acquiring a target business with significant growth potential on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. We cannot assure you that, subsequent to a business combination, we will have the resources or ability to compete effectively.

Employees

We have four executive officers.  These individuals are not compensated and are not obligated to devote any specific number of hours to our matters and intend to devote only as much time as they deem necessary to our affairs.  The amount of time they will devote in any time period will vary based on whether a target business has been selected for the business combination and the stage of the business combination process the company is in.  Accordingly, once management locates a suitable target business to acquire, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently devote more time to our affairs) than they would prior to locating a suitable target business.  We presently expect that Daniel C. Staton, our chief executive officer will devote a majority of his work time to our business.  Our other executive officers will devote a substantial amount of their time to our business.  We do not intend to have any full time employees prior to the consummation of a business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (“SEC”) on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a current report on Form 8-K.  The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.  The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC.  The SEC’s Internet website is located at http://www.sec.gov.

Item 1A. Risk Factors

An investment in our securities involves a high degree of risk. You should consider carefully the material risks described below,  together with the other information contained in this Form 10-K, before making a decision to invest in our units. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. This Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks described below.

Risks associated with our business

We are a development stage company with no operating history and, accordingly, you will not have any basis on which to evaluate our ability to achieve our business objective.

We are a recently incorporated development stage company with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business.  We will not generate any revenues until, at the earliest, after the consummation of a business combination.

If we are forced to liquidate before a business combination and distribute the trust account, our public stockholders may receive less than $10.00 per share and our warrants will expire worthless.

If we are unable to complete a business combination within the prescribed time frames and are forced to liquidate our assets, the per-share liquidation distribution may be less than $10.00 because of the expenses of our IPO, our general and administrative expenses and the anticipated costs of seeking a business combination. Specifically, we expect to incur up to $1,000,000 for legal, accounting, and other third party expenses relating to our search for a target business or target businesses and to the due diligence investigation, structuring and negotiation of a business combination, up to $250,000 for use in due diligence of a prospective target business or target businesses by our officers, directors and initial stockholders, up to $200,000 for legal and accounting fees relating to our SEC reporting obligations, up to $180,000 for payment of an administrative fee to Bell & Staton, Inc., an affiliate of our officers, and up to $870,000 for our working capital needs to cover miscellaneous expenses, D&O insurance, general corporate purposes, and liquidation obligations and reserves.  A liquidation distribution will be no more than $9.90 per share (not including gains on interest, if any, on the trust account) since offering expenses and underwriting fees totaling approximately $9,875,000 will be deducted immediately from the gross proceeds of our IPO.  Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of a business combination.

If we are unable to consummate a business combination, our public stockholders will be forced to wait the full 24 months before receiving liquidation distributions.

We have 24 months in which to complete a business combination. We have no obligation to return funds to investors prior to such date unless we consummate a business combination prior thereto and only then in cases where investors have sought conversion of their shares. Only after the expiration of this full time period will public stockholders be entitled to liquidation distributions if we are unable to complete a business combination. Accordingly, investors’ funds may be unavailable to them until such date.

We may proceed with a business combination even if public stockholders owning up to but not including 30% of the shares sold in our IPO exercise their conversion rights.

We may proceed with a business combination as long as public stockholders owning less than 30% of the shares sold in our IPO exercise their conversion rights. Accordingly, up to but not including 30% of the public stockholders may exercise their conversion rights and we could still consummate a proposed business combination. We have set the conversion percentage at 30% in order to reduce the likelihood that a small group of investors holding a block of our stock will be able to stop us from completing a business combination that is otherwise approved by a large majority of our public stockholders. While there are a few other offerings similar to ours which include conversion provisions greater than 20%, a 20% threshold is customary and standard for offerings similar to ours.

Our business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following a business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our IPO are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since our securities are listed on the American Stock Exchange, a national securities exchange, and we had net tangible assets in excess of $5,000,000 upon the successful consummation of our IPO and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules such as completely restricting the transferability of our securities, requiring us to complete a business combination within 18 months of the effective date of the initial registration statement and restricting the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units will be immediately tradable, we will be entitled to withdraw a certain amount of interest earned on the funds held in the trust account prior to the completion of a business combination and we have a longer period of time to complete such a business combination than we would if we were subject to such rule.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Since August 2003, based upon publicly available information, approximately 151 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 46 companies have consummated a business combination, while 23 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and 8 companies have failed to complete business combinations and have either dissolved or announced their intention to dissolve and return trust proceeds to their stockholders. Accordingly, there are approximately 74 blank check companies with more than $12.8 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Form 10-K and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

If the net proceeds of our IPO not being held in trust are insufficient to allow us to operate for at least the next 24 months, we may be unable to complete a business combination.

During the 24-month period after November 14, 2007, we will be solely dependent on the $50,000 available to us outside of the trust account and up to $2,450,000 of earned interest on the funds held in the trust account to provide us with the working capital we need to identify one or more target businesses and to complete our initial business combination. We believe that such amount will be sufficient to allow us to operate for at least the next 24 months, assuming that a business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay commitment fees for financing, fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete a business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

Of the net proceeds of our IPO, only $50,000 were available to us initially outside the trust account to fund our working capital requirements. We will depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. The funds held in trust will be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our initial stockholders to operate or may be forced to liquidate. Our initial stockholders are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders will be less than approximately $9.90 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to have all vendors and service providers we engage and prospective target businesses we negotiate with, execute agreements with us waiving any right, title, interest or claim of any kind in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such entities execute such agreements with us, they will not seek recourse against the trust account. Nor is there any guarantee that a court would uphold the validity of such agreements. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders. If we liquidate before the completion of a business combination and distribute the proceeds held in trust to our public stockholders, Staton Bell Blank Check LLC has agreed that it will be liable to ensure that the proceeds in the trust account are not reduced by the claims of target businesses or vendors or other entities that are owed money by us for services rendered or contracted for or products sold to us. If Staton Bell Blank Check LLC is unable to satisfy the foregoing obligations, Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton have agreed to be personally liable in its place. We have questioned each of these individuals on their financial net worth and reviewed their financial information and believe that they will be able to satisfy any indemnification obligations that may arise. Based on these representations, we currently believe that Staton Bell Blank Check LLC, Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton are capable of funding a shortfall in our trust account to satisfy their foreseeable indemnification obligations. However, we have not asked them to reserve for such an eventuality. Furthermore, our belief is based on our expectation that their indemnification obligations will be less than $500,000. Accordingly, if that expectation turns out to be incorrect, we cannot assure you that they will be able to satisfy those obligations or that the proceeds in the trust account will not be reduced by such claims.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $9.90 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them. Any liability may extend well beyond the third anniversary of the date of distribution because we do not intend to comply with the procedures set forth in Section 280 of the Delaware General Corporation Law.

Our amended and restated certificate of incorporation provides that we will continue in existence only until November 7, 2008.  If we have not completed a business combination by such date and amended this provision in connection thereto, pursuant to the Delaware General Corporation Law, our corporate existence will cease except for the purposes of winding up our affairs and liquidating. Under Sections 280 through 282 of the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution.  If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution.  However, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after the expiration of the twenty-four month period and, therefore, we do not intend to comply with those procedures. Because we will not be complying with those procedures, we are required, pursuant to Section 281 of the Delaware General Corporation Law, to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent 10 years.  Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent 10 years prior to distributing the funds held in the trust to stockholders. We cannot assure you that we will properly assess all claims that may be potentially brought against us.  As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after November 7, 2009, this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board may be viewed as having breached their fiduciary duties to our creditors and/or may have acted in bad faith, and thereby exposing itself and our company to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Staton Bell Blank Check LLC’s obligation to purchase common stock in the open market commencing ten business days after we file a current report on Form 8-K announcing our execution of a definitive agreement for our initial business combination and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is voted upon by our stockholders may support the market price of the common stock and/or warrants during such period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of the common stock and/or warrants.

Staton Bell Blank Check LLC, one of our initial stockholders, has agreed, pursuant to an agreement with the underwriters in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase up to $10.0 million of our common stock in the open market, at market prices not to exceed the per share amount held in the trust account (less taxes payable), commencing on the later of (a) ten business days after we file a Current Report on Form 8-K announcing our execution of a definitive agreement for our initial business combination (“Signing 8-K”) or (b) 60 calendar days after the end of the “restricted period” under Regulation M and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be voted upon by our stockholders. The per share amount held in the trust account (less taxes payable) will be determined by us as of the close of business on the day prior to the filing of the Signing 8-K and will be disclosed in the Signing 8-K. Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton have agreed to purchase such securities in the event that Staton Bell Blank Check LLC is unable to satisfy its obligations under this agreement. Staton Bell Blank Check LLC will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased in the open market pursuant to such agreement until six months following the consummation of a business combination. Consequently, if the market does not view a business combination positively, these purchases may have the effect of counteracting the market’s view of the business combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchases may materially adversely affect the market price of our securities.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise his, her or its warrants and causing such warrants to be practically worthless.

No warrant will be exercisable and we will not be obligated to issue shares of common stock unless at the time such holder seeks to exercise such warrant, a registration statement relating to the common stock issuable upon exercise of the warrant is effective and current. Under the terms of the warrant agreement, we have agreed to use our best efforts to meet these conditions and to maintain a current prospectus relating to the common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so, and if we do not maintain a current prospectus related to the common stock issuable upon exercise of the warrants, holders will be unable to exercise their warrants and we will not be required to settle any such warrant exercise.

Factors such as an unexpected inability to remain current in our SEC reporting obligations or other material developments concerning our business could present difficulties in maintaining a current prospectus. If the prospectus relating to the common stock issuable upon the exercise of the warrants is not current, the warrants may have no value, the market for such warrants may be limited and such warrants may expire worthless.

An investor will only be able to exercise a warrant if the issuance of common stock upon such exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the common stock issuable upon such exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable (following our completion of a business combination), we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. As a result, the warrants may be deprived of any value, the market for the warrants may be limited and the holders of warrants may not be able to exercise their warrants if the common stock issuable upon such exercise is not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside.

The warrants to be purchased by Staton Bell Blank Check LLC are different than the warrants underlying the units sold in our IPO.

Simultaneously with the consummation of our IPO, Staton Bell Blank Check LLC purchased from us, in a private placement transaction, 7,500,000 warrants at $1.00 per warrant (for a total purchase price of $7,500,000) pursuant to a letter agreement among us, the underwriters and Staton Bell Blank Check LLC. These “insider warrants” are identical to the warrants underlying the units sold in our IPO except that the insider warrants (i) will be exercisable on a cashless basis and (ii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. Accordingly, they may be exercised without the payment of cash whereas public stockholders would be forced to pay the exercise price in cash. Furthermore, the fact that they are not redeemable may be viewed negatively by prospective target businesses and make it more difficult for us to complete a business combination.

Since we have not yet selected a particular industry or target business with which to complete a business combination, we are unable to currently ascertain the merits or risks of the industry or business in which we may ultimately operate.

We may consummate a business combination with a company in any industry we choose and are not limited to any particular industry or type of business. Accordingly, there is no current basis for you to evaluate the possible merits or risks of the particular industry in which we may ultimately operate or the target business which we may ultimately acquire. To the extent we complete a business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of those entities. If we complete a business combination with an entity in an industry characterized by a high level of risk, we may be affected by the currently unascertainable risks of that industry. Although our management will endeavor to evaluate the risks inherent in a particular industry or target business, we cannot assure you that we will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our units will not ultimately prove to be less favorable to investors in our IPO than a direct investment, if an opportunity were available, in a target business.

We may issue shares of our capital stock or debt securities to complete a business combination, which would reduce the equity interest of our stockholders and likely cause a change in control of our ownership.

Our amended and restated certificate of incorporation authorizes the issuance of up to 100,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Immediately after our IPO and the purchase of the insider warrants, there will be 36,250,000 authorized but unissued shares of our common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants) and all of the 1,000,000 shares of preferred stock available for issuance.  Although we have no commitment as of the date of this Form 10-K, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete a business combination. The issuance of additional shares of our common stock or any number of shares of our preferred stock:

•

may significantly reduce the equity interest of investors in our IPO;

•

may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•

may subordinate the rights of holders of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•

may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors; and

•

may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•

default and foreclosure on our assets if our operating revenues after a business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•

our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•

our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The loss of any member of our management team prior to the consummation of a business combination could adversely affect our ability to successfully consummate a business combination.

Our operations prior to our initial business combination are dependent upon a relatively small group of members of our management, including Daniel C. Staton, Marc H. Bell, Ezra Shashoua and Maria Balodimas Staton. We believe that our success prior to the consummation of a business combination depends upon the continued service of our management. We cannot assure you that these individuals will remain with us for the immediate or foreseeable future. We do not have key man life insurance on these individuals. We do not have employment contracts with any of our current management. The loss of any of these individuals would have an adverse effect on our ability to successfully consummate a business combination.

Our ability to successfully effect a business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may join us following a business combination.

Our ability to successfully effect a business combination is dependent upon the efforts of our key personnel. The role of our key personnel in the target business, however, cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following a business combination, it is likely that some or all of the management of the target business will remain in place. While we intend to closely scrutinize any individuals we engage after a business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following a business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with the company after the consummation of a business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business. However, we believe the ability of such individuals to remain with the company after the consummation of a business combination will not be the determining factor in our decision as to whether or not we will proceed with any potential business combination.

Our officers and directors will allocate their time to other businesses thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate a business combination.

Our officers and directors are not required to commit any specified amount of time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors (none of which are blank check companies) and are not obligated to devote any specific number of hours to our affairs. With the exception of Mr. Staton, officers and directors each currently devote less than 10 hours per week to our business and affairs. Mr. Staton, our President, Chief Executive Officer and Director, currently serves as Managing Director of Staton Capital LLC, a private investment firm. Mr. Bell, our Chairman of the Board of Directors and Treasurer, currently serves as Managing Director of Marc Bell Capital Partners LLC, an investment firm which invests in media and entertainment ventures, real estate, and distressed assets, and as the President and Chief Executive Officer of Penthouse Media Group, Inc. Mrs. Staton, our Corporate Secretary, currently serves as a Managing Director of Staton Capital LLC. Mr. Paperin, one of our Directors, currently serves as Executive Vice President of the Soros Foundation, a worldwide private philanthropic foundation, and served on the Board of Directors of Community Bankers Acquisition Corp., a blank check company formed to acquire an operating business in the banking industry. Mr. Steiner, one of our Directors, is a Broadway theatrical producer and an owner of Desiree Productions, an in-theatre merchandising company. Mr. Zimmerman, one of our Directors, currently serves as Chairman of Zimmerman Advertising, an advertising agency and is a co-owner of the Florida Panthers, an NHL hockey team. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.

Members of our management team and our directors may become aware of business opportunities that may be appropriate for presentation to us as well as other entities with which they are or may become affiliated and, as a result, may have conflicts of interest that may adversely affect us.

Due to affiliations with other companies, members of our management team and our directors have fiduciary obligations to present potential business opportunities to entities with which they are affiliated prior to presenting them to us which could cause conflicts of interest. Additionally, our officers and directors may in the future become affiliated with entities, including other blank check companies, engaged in business activities similar to those intended to be conducted by us. Our officers and directors may organize, promote or become involved with other blank check companies, either before or after we consummate a business combination. Accordingly, they may have conflicts of interest in determining to which entity a particular business opportunity should be presented. For a discussion of our management team’s and our directors’ existing affiliations and potential conflicts of interest that you should be aware of, please see “Management — Directors and Executive Officers”.  We cannot assure you that any conflicts of interest will be resolved in our favor, and a potential target business may be presented to another entity prior to its presentation to us.

If we seek to consummate a business combination with a company that is affiliated with members of our management team, they may have conflicts of interest that may adversely affect us.

We may enter into a business combination with a target business that is affiliated with members of our management team, but only if we obtain an opinion from an independent investment banking firm that the business combination is fair to our unaffiliated stockholders from a financial point of view. If we seek to consummate a business combination with a company that is affiliated with members of our management team, those individuals may have conflicts of interest in determining whether such business combination is appropriate, and the personal and financial interests of those individuals may influence their motivation in pursuing such business combination.

All of our officers and directors beneficially own shares of our common stock issued prior to our IPO and some of them will beneficially own warrants following this offering. These shares and warrants will not participate in liquidation distributions and, therefore, our officers and directors may have a conflict of interest in determining whether a particular target business is appropriate for a business combination.

All of our officers and directors beneficially own shares of our common stock that were issued prior to our IPO.  Additionally, Staton Bell Blank Check LLC, an entity owned directly or indirectly by certain of our officers and directors, is purchasing insider warrants upon consummation of our IPO.  Such individuals have waived their right to receive distributions with respect to their initial shares upon our liquidation if we are unable to consummate a business combination. Accordingly, the shares acquired prior to our IPO, as well as the insider warrants, and any warrants purchased by our officers or directors in our IPO or in the aftermarket will be worthless if we do not consummate a business combination.  The personal and financial interests of our directors and officers may influence their motivation in timely identifying and selecting a target business and completing a business combination.  Consequently, our directors’ and officers’ discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest.

We may enter into agreements with consultants or financial advisers that provide for the payment of fees upon the consummation of a business combination, and, therefore, such consultants or financial advisers may have conflicts of interest.

If we agree to pay consultants or financial advisers fees that are tied to the consummation of a business combination, they may have conflicts of interests when providing services to us, and their interests in such fees may influence their advice with respect to a potential business combination.

The American Stock Exchange may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the American Stock Exchange, a national securities exchange.  We cannot assure you that our securities will continue to be listed on the American Stock Exchange in the future prior to a business combination. In order to continue listing our securities on the American Stock Exchange prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally between $2,000,000 and $4,000,000) and a minimum number of public stockholders (generally between 300 and 400 stockholders). Additionally, our common stock cannot have what is deemed to be a “low selling price” as determined by the American Stock Exchange. Additionally, in connection with our business combination, it is likely that the American Stock Exchange will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. The initial listing requirements are basically the same as the continued listing requirements, but are more stringent. For instance, our stock price would generally be required to be at least $3 per share and our stockholders’ equity would generally be required to be at least $4 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the American Stock Exchange delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•

a limited availability of market quotations for our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•

a limited amount of news and analyst coverage for our company; and

•

a decreased ability to issue additional securities or obtain additional financing in the future.

We may only be able to complete one business combination with the proceeds of our IPO, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

Our business combination must be with a business with a fair market value of at least 80% of our net assets at the time of such acquisition, although this may entail the simultaneous acquisitions of several operating businesses at the same time. By consummating a business combination with only a single entity, our lack of diversification may subject us to numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be:

•

solely dependent upon the performance of a single business, or

•

dependent upon the development or market acceptance of a single or limited number of products, processes or services.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the particular industry in which we may operate subsequent to a business combination.

If we determine to simultaneously acquire several businesses owned by different sellers, it may delay or hinder our ability to complete a business combination.

If we determine to simultaneously acquire several businesses and such businesses are owned by different sellers, we will need for each of such sellers to agree that our purchase of its business is contingent on the simultaneous closings of the other business combinations, which may make it more difficult for us, and delay our ability, to complete the business combination. With multiple business combinations, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations (if there are multiple sellers) and the additional risks associated with the subsequent assimilation of the operations and services or products of the acquired companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of any business combination, we will offer each public stockholder (but not our initial stockholders) the right to have his, her or its shares of common stock converted to cash if the stockholder votes against the business combination and the business combination is approved and completed. Such holder must both vote against such business combination and then exercise his, her or its conversion rights to receive a pro rata portion of the trust account. Accordingly, if our business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of stockholders exercise their conversion rights than we expect. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our business combination. This may limit our ability to effectuate the most attractive business combination available to us.

We may require stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to either tender their certificates to our transfer agent at any time prior to the vote taken at the stockholder meeting relating to such business combination or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical stock certificate. While we have been advised that it takes a short time to deliver shares through the DWAC System, we cannot assure you of this fact. Accordingly, if it takes longer than we anticipate for stockholders to deliver their shares, stockholders who wish to convert may be unable to meet the deadline for exercising their conversion rights and thus may be unable to convert their shares.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions.  Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates.  Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.  While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.  Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction.  Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.  Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.  Because only 66 of the 143 blank check companies that have gone public in the United States since August 2003 have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours.  If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

We may be unable to obtain additional financing, if required, to complete a business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our IPO will be sufficient to allow us to consummate a business combination, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our IPO prove to be insufficient, either because of the size of the business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. In addition, if we consummate a business combination, we may require additional financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our officers, directors or stockholders is required to provide any financing to us in connection with or after a business combination.

We do not currently intend to hold an annual meeting of stockholders until after our consummation of a business combination.

We do not currently intend to hold an annual meeting of stockholders until after we consummate a business combination, and thus may not be in compliance with Section 211(b) of the Delaware General Corporate Law. Therefore, if our stockholders want us to hold an annual meeting prior to our consummation of a business combination, they may attempt to force us to hold one by submitting an application to the Delaware Court of Chancery in accordance with Section 211(c) of the Delaware General Corporation Law.

Our initial stockholders, including our officers and directors, control a substantial interest in us and thus may influence certain actions requiring a stockholder vote.

Upon consummation of our IPO, our initial stockholders (including all of our officers and directors) collectively owned 20% of our issued and outstanding shares of common stock (assuming they do not purchase any units in our IPO). Our board of directors is and will be divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. It is unlikely that there will be an annual meeting of stockholders to elect new directors prior to the consummation of a business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our initial stockholders, because of their ownership position, will have considerable influence regarding the outcome. Accordingly, our initial stockholders will continue to exert control at least until the consummation of a business combination.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect a business combination.

We have issued warrants to purchase 25,000,000 shares of common stock as part of the units sold in our IPO and the insider warrants to purchase 7,500,000 shares of common stock.  The warrants become exercisable upon the later of the completion of a business combination with a target business, and November 7, 2008, provided that a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

If our initial stockholders or the purchaser of the insider warrants exercise their registration rights with respect to their initial shares or insider warrants and underlying securities, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect a business combination.

Our initial stockholders are entitled to make a demand that we register the resale of their initial shares at any time commencing three months prior to the date on which their shares are released from escrow. Additionally, the purchaser of the insider warrants is entitled to demand that we register the resale of its insider warrants and underlying shares of common stock at any time after we consummate a business combination. If such parties exercise their registration rights with respect to all of their securities, then there will be an additional 6,250,000 shares of common stock and 7,500,000 warrants (as well as 7,500,000 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional shares of common stock trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into a business combination with us or may request a higher price for their securities because of the potential effect the exercise of such rights may have on the trading market for our common stock.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete a business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we will invest the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our anticipated principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete a business combination, including:

•

restrictions on the nature of our investments; and

•

restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•

registration as an investment company;

•

adoption of a specific form of corporate structure; and

•

reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted funds.

If certain adjustments are made to the warrants, you may be deemed to receive a taxable distribution without the receipt of any cash.

U.S. Holders of the warrants may, in certain circumstances, be deemed to have received distributions includible in income if adjustments are made to the conversion rate of the warrants, even though such holders would have not received any cash or property as a result of these adjustments. In certain circumstances, the failure to provide for such adjustments may also result in a constructive distributions. In addition, Non-U.S. Holders of warrants may, in certain circumstances, be deemed to have received a distribution subject to U.S. federal withholding tax requirements.

If we effect a business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect a business combination with a company located outside of the United States. If we did, we would be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•

rules and regulations or currency conversion or corporate withholding taxes on individuals;

•

tariffs and trade barriers;

•

regulations related to customs and import/export matters

•

longer payment cycles;

•

tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•

currency fluctuations;

•

challenges in collecting accounts receivable;

•

cultural and language differences; and

•

employment regulations.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect a business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect a business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties against our directors and officers under Federal securities laws.

Item 1B.

Unresolved Staff Comments

Not applicable.

Item 2.

Facilities

We do not own any real estate or other physical properties.  We maintain our executive offices at 6800 Broken Sound Parkway, Boca Raton, Florida 33487. Bell & Staton, Inc. has agreed to provide us with general and administrative services including office space, utilities and secretarial support pursuant to a letter agreement between us and Bell & Staton, Inc. The cost for the foregoing services to be provided to us by Bell & Staton, Inc. is $7,500 per month. We believe, based on rents and fees for similar services in the Boca Raton area, that the fee charged by Bell & Staton, Inc. is at least as favorable as we could have obtained from an unaffiliated person. We consider our current office space adequate for our current operations.

Item 3.

Legal Proceedings

To the knowledge of management, there is no litigation currently pending, threatened or contemplated against us.

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2007.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants are listed on the American Stock Exchange under the symbols “EST.U,” “EST” and “EST.WS,” respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on November 8, 2007, and since the common stock and warrants commenced public trading separately on December 3, 2007:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
Fourth Quarter	$10.25	9.75	9.15	8.98	0.95	0.78

Holders of Common Equity

As of March 26, 2008, we had five stockholders of record of our outstanding common stock, one holder of record of our outstanding units, and two holders of record of our outstanding warrants.

Dividend Policy

We have not paid any dividends on our common stock to date. It is the present intention of our Board of Directors to retain all earnings, if any, for use in our business operations and, accordingly, our Board of Directors does not anticipate declaring any dividends in the foreseeable future. The payment of dividends, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition. We do not intend to pay dividends prior to the completion of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then Board of Directors.

Use of Proceeds From Registered Offering

On November 6, 2007, we consummated a private placement of an aggregate of 7,500,000 Insider Warrants to Staton Bell Blank Check LLC, an affiliate of certain of our officers and directors, for an aggregate purchase price of $7,500,000.

On November 14, 2007, we consummated our IPO of 25,000,000 Units, each Unit consisting of one share of common stock and one warrant, at a price of $10.00 per Unit and received net proceeds of $231,754,450, which was net of $9,870,550 in underwriting and other expenses and $8,375,000 of deferred underwriting fees.

On November 14, 2007, we used $250,000 of our general working capital to repay a portion of the note payable to Staton Bell Blank Check LLC. The remaining $100,000 on the note was repaid in full, without interest, and cancelled on December 18, 2007.

On November 14, 2007, we used $144,059 of our general working capital to pay premiums associated with our directors and officers liability insurance.

As of December 31, 2007, we have paid or incurred an aggregate of approximately $973,000 in expenses, which have been or will be paid out of the proceeds of our IPO not held in trust and our withdrawal of interest earned on the funds held in the trust account, for the following purposes:

•

payment of estimated taxes incurred as a result of interest income earned on funds currently held in the trust account;

•

expenses for due diligence and investigation of prospective target businesses;

•

legal and accounting fees relating to our SEC reporting obligations and general corporate matters; and

•

miscellaneous expenses.

As of December 31, 2007, after giving effect to our IPO and our operations subsequent thereto, including our withdrawal of approximately $195,000 of the interest earned on the funds held in the trust account through December 31, 2007, approximately $249.0 million was held in trust and we had approximately $33,000 of unrestricted cash, and approximately $2.35 million of the $2.45 million that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Item 6.

Selected Financial Data

Results of Operations

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K for the period from July 9, 2007 (inception) to December 31, 2007, for the year ended December 31, 2007 and as of December 31, 2007. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA ENTERPRISE ACQUISITION CORP DECEMBER 31, 2007
Income Statement Data	Period from July 9, 2007 (date of inception) to December 31, 2007

Operating costs	($163,275)
Interest income	1,652,252
Income before taxes	1,488,977
Provision for taxes	(621,662)
Net Income	$867,315

Weighted average number of common shares
outstanding:
Basic	12,990,330
Diluted	16,129,865

Net income per share:
Basic	$0.07
Diluted	$0.05

Balance Sheet Data	December 31, 2007

Cash	33,381
Prepaid expenses	137,656
Cash held in trust	249,029,380

Total Assets	249,200,417

Total Liabilities	9,053,652
Common stock subject to possible redemption	74,249,990
Total Stockholders Equity	165,896,775

Total Liabilities and Stockholders Equity	249,200,417

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion and analysis of our financial condition and results of operations together with “Selected Consolidated Financial Data” and our consolidated financial statements and notes thereto that appear elsewhere in this Annual Report on Form 10-K. This discussion and analysis contains forward-looking statements that involve risks, uncertainties, and assumptions. Actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including, but not limited to, those presented under “Risks Relating to the Company” included in Item 1A and elsewhere in this Annual Report on Form 10-K.

Overview

We are a recently organized Delaware blank check company incorporated on July 9, 2007 in order to serve as a vehicle for the acquisition of one or more operating businesses.

On November 6, 2007, Staton Bell Blank Check LLC, an affiliate of certain of our officers and directors, purchased an aggregate of 7,500,000 Insider Warrants (the "Insider Warrants") from us in a private placement transaction at a purchase price of $1.00 per Insider Warrant (the "Private Placement").  The Insider Warrants are identical to the Warrants underlying the Units issued in our IPO except that the Insider Warrants will be (i) exercisable on a “cashless basis”, and (ii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. Staton Bell Blank Check LLC has agreed that the Insider Warrants will not be sold or transferred by them until the later of November 7, 2008 and thirty days after we complete a business combination.

On November 7, 2007, the registration statement (File No. 333-145154) for our IPO of 25,000,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (a "Warrant") was declared effective by the Securities and Exchange Commission ("SEC"). We completed the IPO on November 14, 2007, resulting in total gross proceeds of $250,000,000. The managing underwriters for the IPO were UBS Securities LLC and Ladenburg Thalmann & Co. Inc.  Of the net proceeds after offering expenses of the IPO and the private placement, $247,575,000 was placed in a trust account maintained at Continental Stock Transfer & Trust Company (the "Trust Account").  The proceeds in the Trust Account will include $8.375 million of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a business combination. The remaining proceeds outside of the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, tax expenses and continuing general and administrative expenses. In addition, up to $2,450,000 of the interest earned on the funds held in the Trust Account may be released to fund expenses related to investigating and selecting a target business and other working capital requirements, plus any amounts we may need to pay our tax obligations.

Each Warrant will entitle the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing on the later of the completion of a business combination with a target business and November 7, 2008 and expiring November 7, 2011, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the Warrant Agreement relating to the Warrants sold in the IPO, we are only required to use our best efforts to maintain the effectiveness of the registration statement covering the Warrants. We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to cash settle or net cash settle the attempted warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

The initial target business or businesses with which we combine must have a collective fair market value equal to at least 80% of the balance in the trust account (excluding deferred underwriters’ discounts and commissions). However, we may not use all of the proceeds held in the trust account in connection with a business combination, either because the consideration for the business combination is less than the proceeds in trust or because we finance a portion of the consideration with capital stock or debt securities that we can issue. In that event, the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance the operations of the target business or businesses.

We may issue additional capital stock or debt securities to finance a business combination. The issuance of additional capital stock, including upon conversion of any convertible debt securities we may issue, or the incurrence of debt, could have material consequences on our business and financial condition. The issuance of additional shares of our capital stock (including upon conversion of convertible debt securities):

•

may significantly reduce the equity interest of our stockholders;

•

will likely cause a change in control if a substantial number of our shares of common stock or voting preferred stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and may also result in the resignation or removal of one or more of our present officers and directors; and

•

may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•

default and foreclosure on our assets if our operating revenues after a business combination are insufficient to pay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach the covenants contained in any debt securities, such as covenants that require the satisfaction or maintenance of certain financial ratios or reserves, without a waiver or renegotiation of such covenants;

•

an obligation to immediately repay all principal and accrued interest, if any, upon demand to the extent any debt securities are payable on demand; and

•

our inability to obtain additional financing, if necessary, to the extent any debt securities contain covenants restricting our ability to obtain additional financing while such security is outstanding, or to the extent our existing leverage discourages other potential investors.

Through December 31, 2007, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the Private Placement and our IPO.

As of December 31, 2007, after giving effect to our IPO and our operations subsequent thereto, including our withdrawal of approximately $195,000 of the interest earned on the funds held in the trust account through December 31, 2007, approximately $249.0 million was held in trust and we had approximately $33,000 of unrestricted cash, and approximately $2.35 million of the $2.45 million that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled $163,000 for the year ended December 31, 2007. Operating expenses were comprised primarily of accounting, legal and printing fees and expenses.

We had net interest income earned on marketable securities held in the Trust Account of $1.65 million for the year ended December 31, 2007, all of which is available to us for operating purposes. Interest income excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts for operating purposes up to $2.45 million and amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for an effective tax rate of slightly over 41.7% on a year and inception to-date basis primarily because of state income taxes and the nondeductible portion of formation costs and a valuation allowance.

We expect to use substantially all of the proceeds from our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination. To the extent that our capital stock is used in whole or in part as consideration to effect a business combination the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance operations of the target business. We believe we will have sufficient available funds outside of the trust account to operate through November 14, 2009, assuming that a business combination is not consummated during that time. Until we enter into a business combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and account fees relating to our Securities and Exchange Commission reporting obligations.

Critical Accounting Estimates

Our discussion and analysis of our financial condition and results of operations are based upon our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we re-evaluate all of our estimates. We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may materially differ from these estimates under different assumptions or conditions as additional information becomes available in future periods.

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Annual Report on Form 10-K. We believe the following are the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, commodity prices, equity prices, and other market-driven rates or prices. We are not presently engaged in and, if we do not consummate a suitable business combination prior to the prescribed liquidation date of the trust fund, we may not engage in, any substantive commercial business. Accordingly, we are not and, until such time as we consummate a business combination, we will not be, exposed to risks associated with foreign exchange rates, commodity prices, equity prices or other market-driven rates or prices. The net proceeds of our initial public offering held in the trust fund may be invested by the trustee only in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940 having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940. Given our limited risk in our exposure to government securities and money market funds, we do not view the interest rate risk to be significant.

Item 8.

Financial Statements and Supplementary Data

Reference is made to the Index to Financial Statements that appears on page F-1 of this Annual Report on Form 10-K. The Report of Independent Registered Public Accounting Firm, the Financial Statements and the Notes of Financial Statements, listed in the Index to Financial Statements, which appear beginning on page F-2 of this Annual Report on Form 10-K, are incorporated by reference into this Item 8.

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2007. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Item 9B.

Other Information

Not applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Daniel C. Staton	55	President, Chief Executive Officer and Director
Marc H. Bell	40	Chairman of the Board and Treasurer
Ezra Shashoua	53	Chief Financial Officer
Maria Balodimas Staton	38	Corporate Secretary
Stewart J. Paperin	60	Director
Richard Steiner	62	Director
Jordan Zimmerman	52	Director

Below is a summary of the business experience of each of our executive officers and directors.

Daniel C. Staton has served as our President and Chief Executive Officer and as a member of our Board of Directors since our inception. Mr. Staton has served as Managing Director of Staton Capital LLC, a private investment firm, since 2003 and as President of The Walnut Group, a private investment firm that has made over 20 private equity and venture capital investments, from 1997 to January 2007. Prior to forming The Walnut Group, Mr. Staton served as General Manager and partner of Duke Associates from 1981 to 1993. With its initial public offering, Mr. Staton became Chief Operating Officer and a director of Duke Realty Investments, Inc. (NYSE: DRE), a real estate investment trust, from 1993 to 1997. Mr. Staton served as Chairman of the Board of Directors of Storage Trust Realty, a real estate investment trust, from 1997 to 1999, and led its merger with Public Storage (NYSE: PSA), where he has served on the Board of Directors since 1999. The Walnut Group was an initial investor and Mr. Staton served as director of Build-A-Bear Workshop (NYSE: BBW), a specialty retailer with over 300 stores, from 1998 until its initial public offering in 2004. The Walnut Group was an initial investor in Deal$: Nothing Over a Dollar, a specialty retailer which grew from one location to sixty-seven locations until its sale to Supervalu Inc. in 2002. In connection with other investments by The Walnut Group, Mr. Staton served as a director of Ameristop, a convenience store operator with over 140 locations, from 1998 to 2003, as a director of Skylight Financial, a credit card company for the “underbanked”, from 1998 until its sale in July 2007, and as a director of Changing Paradigms, a leader in private-label household products, from 1999 until its sale in 2006. Mr. Staton has also served as the Chairman of the Board of Penthouse Media Group, Inc., a branded multimedia group, since 2004. Mr. Staton also invested in and served as a director of United Sports Ventures, owner of three minor-league baseball and four minor-league hockey teams, from 1997 to 2002. Mr. Staton has co-produced or invested in numerous successful Broadway musicals, including The Producers, Hairspray, Jersey Boys, which won the Tony Award for “Best Musical,” and Smokey Joe’s Café, Broadway’s longest-running musical revue. Mr. Staton majored in Finance at the University of Missouri and holds a B.S. degree in Specialized Business from Ohio University and a B.S. degree in Business (Management) from California Coast University. Mr. Staton has served as Executive in Residence at both the University of Missouri and Ohio University. Mr. Staton is the spouse of Maria Balodimas Staton, our Corporate Secretary.

Marc H. Bell has served as our Chairman of the Board of Directors and Treasurer since our inception. Mr. Bell has served as Managing Director of Marc Bell Capital Partners LLC, an investment firm which invests in media and entertainment ventures, real estate, and distressed assets, since 2003. Mr. Bell has also served as the President and Chief Executive Officer of Penthouse Media Group, Inc. since 2004. Previously, Mr. Bell was the founder and President of Globix Corporation, a full-service commercial Internet Service Provider with data centers and a private network with over 20,000 miles of fiber spanning the globe. Mr. Bell served as Chairman of the Board of Globix Corporation from 1998 to 2002 and Chief Executive Officer from 1998 to 2001. Globix, which went public in 1996 under the name Bell Technology Group, Ltd. and was renamed Globix Incorporated in 1998, offered Internet connectivity and sophisticated Internet-based solutions to large and medium size companies, through a host of vertically-integrated businesses originally established or acquired by Mr. Bell or his affiliates. Globix was also an initial investor in NetSat Express, a satellite communications joint venture with Globecomm Systems, Inc. and Reuters, which was later sold to Globecomm. Globix filed a voluntary bankruptcy petition in January 2002, which included a pre-packaged plan with its creditors. The plan, which was lead by Mr. Bell, was confirmed by the bankruptcy court in March 2002. Mr. Bell remained the Chairman of Globix until 2003. Mr. Bell was also a member of the Board of

Directors of EDGAR Online, Inc., an Internet-based provider of filings made by public companies with the SEC, from 1998 to 2000. Mr. Bell has also been a co-producer of successful Broadway musicals, including Jersey Boys, which won the Tony Award for “Best Musical.” Mr. Bell is a member of the Board of Trustees of New York University and New York University School of Medicine. He is also Chairman of the Courant Institute of Mathematical Sciences at New York University and was an adjunct instructor at the Global Entrepreneurship Center of Florida International University, where he taught graduate courses in Entrepreneurship. Mr. Bell holds a B.S. degree in Accounting from Babson College and an M.S. degree in Real Estate Development from New York University.

Ezra Shashoua has been our Chief Financial Officer since January, 2008.  Mr. Shashoua has also served as the Chief Financial Officer of Penthouse Media Group, Inc. since September, 2007.  Previously, from June 2003 to May 2007, he was Executive Vice President and Chief Financial Officer of Cruzan International, Inc., a Florida based publicly held spirits company which owned the Cruzan Rum brand and various manufacturing plants.  Prior to his employment at Cruzan, Mr. Shashoua served as Executive Vice President from 2001 to June 2003 at NationsRent, Inc. a publicly-held NYSE equipment rental company.  NationsRent filed a voluntary bankruptcy petition in December 2001.  The plan of restructure, which was led by Mr. Shashoua, was confirmed by the bankruptcy court in May 2003.  Mr. Shashoua had previously been at 7-Eleven, Inc. where he served in various roles of increasing responsibility over 18 years culminating in his appointment as Chief Financial Officer.  Mr. Shashoua started his career as an attorney at the law firm of Sonnenschein Nath and Rosenthal in Chicago.  He holds a B.A. from Northwestern University and a J.D. from Illinois Institute of Technology-Chicago Kent College of Law.

Maria Balodimas Staton has served as our Corporate Secretary since our inception. Mrs. Staton has served as a Managing Director of Staton Capital LLC since January 2003. Mrs. Staton founded Ariston Capital, an early stage investment company, where she served as Chief Executive Officer from 1999 to January 2003. Prior to founding Ariston, Mrs. Staton was an Associate at Blue Chip Venture Company, a venture capital and leveraged buyout fund based in Cincinnati, Ohio, from 1998 to 1999. Prior to Blue Chip Venture Company, Mrs. Staton was an Associate in the Financial Institutions Group at A.T. Kearney, a management consulting firm, in New York from 1995 to 1997.  Prior to A.T. Kearney, Mrs. Staton was an Institutional Salesperson in the Fixed Income group at Union Bank of Switzerland in New York from 1992 to 1994 where she specialized in trading derivatives and structured products with U.S. branches of foreign commercial banks. Mrs. Staton began her career at Nomura Securities International, where she worked as a Quantitative Analyst on the equity derivatives trading desk from 1991 to 1992. Mrs. Staton holds an M.B.A. and M.S. degree in Real Estate from Massachusetts Institute of Technology and a B.A. degree in Applied Mathematics from Harvard College. Ms. Balodimas Staton is the spouse of Daniel C. Staton, our President and Chief Executive Officer.

Stewart J. Paperin has served as a member of our Board of Directors since our inception. Mr. Paperin has served as Executive Vice President of the Soros Foundation, a worldwide private philanthropic foundation, since 1996, where he oversees financial, administrative and economic development activities. From 1996 to July 2005, Mr. Paperin served as a Senior Advisor and portfolio manager for Soros Fund Management LLC, a financial services company, and since July 2005 has served as a consultant to Soros Fund Management LLC. From 1996 to 2007, Mr. Paperin served as a Director of Penn Octane Corporation (Nasdaq: POCC), a company engaged in the purchase, transportation and sale of liquefied petroleum gas. Prior to joining the Soros organizations, Mr. Paperin served as President of Brooke Group International, an investment firm concentrated on the former Soviet Union, from 1990 to 1993, and as Senior Vice President and Chief Financial Officer of Western Union Corporation, a provider of money transfer and message services which was controlled by Brooke Group, from 1989 to 1991. Prior to Western Union Corporation, Mr. Paperin served as Chief Financial Officer of Timeplex Corporation, a telecommunications equipment provider, from 1986 to 1989 and of Datapoint Corporation, a computer equipment manufacturer, from 1985 to 1986. Prior to Datapoint Corporation, Mr. Paperin served as a financial officer of Pepsico Corporation from 1980 to 1985 and as a management consultant at Cresap McCormick & Paget from 1975 to 1980. Mr. Paperin also served as a member of the Board of Directors of Community Bankers Acquisition Corp., a blank check company formed to acquire an operating business in the banking industry (AMEX: BTC). Mr. Paperin holds a B.A. degree and an M.S. degree from the State University of New York at Binghamton. He is a member of the Council for Foreign Relations and was awarded an honorary Doctor of Humane Letters by the State University of New York.

Richard Steiner has served as a member of our Board of Directors since our inception. Since 1985, Mr. Steiner has been a Broadway theatrical producer. Of the ten musicals he has co-produced, Jersey Boys, Hairspray, The Producers and Big River have won the Tony Award for “Best Musical”. Mr. Steiner has also co-produced Smokey Joe’s Café, Broadway’s longest-running musical-revue, and Top Dog/Underdog, which won the Pulitzer Prize. Mr. Steiner is an owner of Desiree Productions, an in-theatre merchandising company. Mr. Steiner was a member of the initial investor group in the Chi-Chi’s restaurant chain and Dr. John’s Spin Brush, which was subsequently sold to Procter & Gamble.  Mr. Steiner served as director for Cap Toys, Inc. from 1988 to 1996 and currently sits on the ownership bench of the Cincinnati Reds. Mr. Steiner was previously a co-owner and director of United Sports Ventures from 1997 to 2002. Mr. Steiner holds an M.B.A. degree from the University of Chicago and a B.A. degree in Economics from the University of Wisconsin and is the recipient of the 2004 Distinguished Alumni Award in Entrepreneurship from the University of Chicago Graduate School of Business.

Jordan Zimmerman has served as a member of our Board of Directors since our inception. Mr. Zimmerman is Founder and Chairman of Zimmerman Advertising, the 15th largest advertising agency in the country, with published annual billings in excess of $2 billion. Since its founding in 1984, Mr. Zimmerman led his agency from its origin as a regional automotive advertising agency into a national retail firm, with more than 1,000 associates and 22 offices, serving clients in virtually every retail sector, including: fast food, sports, real estate, spirits, furniture, financial services, office supply retailers, travel and retail discounters. Zimmerman Advertising clients include: HH Gregg, Longs Drugs, Crocs, Six Flags, Miami Dolphins, Papa John’s, Fris Vodka, AutoNation, Nissan, Lennar Homes, ShopKo, Value City, Mattress Firm, Vitamin Shoppe, Wickes Furniture, S&K Men’s Warehouse and Office Depot. In 1999, Mr. Zimmerman sold Zimmerman Advertising to Omnicom, a leading global marketing and corporate communications company and a premier holding company for such top advertising agencies as BBDO, DDB, TBWA Chiat and others. Mr. Zimmerman was recognized as the University of South Florida Alumni Entrepreneur of the Year in 1991. In 2004, he was one of ten people honored with South Florida Business Journal’s Diamond Award. Most recently, South Florida CEO Magazine honored Mr. Zimmerman as their “One Hundred Most Powerful People in South Florida”. Mr. Zimmerman has supported and led many local and national non-profit organizations and charities, including: Make a Wish Foundation, Crohn’s and Colitis Foundation and Songs for Love. He is a member of the board for Take Stock in Children, Pine Crest School of Boca Raton and the Cleveland Clinic Florida. Mr. Zimmerman is also a co-owner of the Florida Panthers, an NHL hockey team. Mr. Zimmerman holds an M.B.A. degree from the University of South Florida.

Our board of directors is divided into three classes with only one class of directors being elected in each year and each class serving a three-year term. The term of office of the first class of directors, consisting of Richard Steiner and Jordan Zimmerman will expire at our first annual meeting of stockholders. The term of office of the second class of directors, consisting of Marc H. Bell and Stewart J. Paperin, will expire at the second annual meeting. The term of the third class of directors, consisting of Daniel C. Staton, will expire at the third annual meeting.

Director Independence

The American Stock Exchange requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

We have determined that each of Stewart J. Paperin, Richard Steiner and Jordan Zimmerman will be an independent director as defined under the American Stock Exchange’s listing standards. The American Stock Exchange requires that a majority of our board must be composed of independent directors. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

Our audit committee consists of Stewart J. Paperin as chairman, Richard Steiner and Jordan Zimmerman, each of whom is an independent director under the American Stock Exchange’s listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board whether the audited financial statements should be included in our Form 10-K;

•

discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements;

•

discussing with management major risk assessment and risk management policies;

•

monitoring the independence of the independent auditor;

•

verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•

reviewing and approving all related-party transactions;

•

inquiring and discussing with management our compliance with applicable laws and regulations;

•

pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•

appointing or replacing the independent auditor;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work; and

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies.

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the American Stock Exchange listing standards. The American Stock Exchange listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the American Stock Exchange that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Stewart J. Paperin satisfies the American Stock Exchange’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our nominating committee consists of Jordan Zimmerman as chairman, and Stewart J. Paperin and Richard Steiner, each of whom is an independent director under the American Stock Exchange’s listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in the Nominating Committee Charter, generally provide that persons to be nominated:

•

should have demonstrated notable or significant achievements in business, education or public service;

•

should possess the requisite intelligence, education and experience to make a significant contribution to the board of directors and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•

should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the stockholders.

The Nominating Committee will consider a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the board of directors. The nominating committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time. The nominating committee does not distinguish among nominees recommended by shareholders and other persons.

Code of Ethics

We have adopted a code of ethics that applies to all of our executive officers, directors and employees. The code of ethics codifies the business and ethical principles that govern all aspects of our business.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and persons who beneficially own 10% or more of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2007, all such filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with.

Item 11.

Executive Compensation

No executive officer has received any cash compensation for services rendered to us. Commencing on November 7, 2007 through the acquisition of a target business, we will pay Bell & Staton, Inc., an affiliate of Daniel C. Staton and Marc H. Bell, a fee of $7,500 per month for providing us with certain general and administrative services including office space, utilities and secretarial support. However, this arrangement is solely for our benefit and is not intended to provide Daniel C. Staton and Marc H. Bell compensation in lieu of a salary. Other than the $7,500 per month administrative fee, no compensation of any kind, including finders, consulting or other similar fees, will be paid to any of our initial stockholders, including our directors, or any of their respective affiliates, prior to, or for any services they render in order to effectuate, the consummation of a business combination. However, such individuals will be reimbursed for any actual out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses, performing due diligence on suitable business combinations and travel expenses, meals and lodging incurred in visiting potential target businesses. There is no limit on the amount of these actual out-of-pocket expenses and there will be no review of the reasonableness of the expenses by anyone other than our board of directors, which includes persons who may seek reimbursement, or a court of competent jurisdiction if such reimbursement is challenged.

In addition, since the role of present management after a business combination is uncertain, we have no ability to determine what remuneration, if any, will be paid to those persons after a business combination. While the role of present management after a business combination is uncertain, our executive officers and directors who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider a business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Form 8-K, as required by the SEC.

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 26, 2008 by:

•

each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•

each of our officers and directors; and

•

all of our officers and directors as a group.

As of March 26, 2008, we had 31,250,000 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership (1)	Approximate Percentage of Outstanding Common Stock

Staton Bell Blank Check LLC (3)	6,150,000	19.7%
Daniel C. Staton (3)	3,075,000	9.8%
Marc H. Bell(3)	3,075,000	9.8%
Maria Balodimas Staton(3)	3,075,000	9.8%
Ezra Shashoua	25,000	*
Stewart J. Paperin	25,000	*
Richard Steiner	25,000	*
Jordan Zimmerman	25,000	*
All directors and executive officers as a group (7 individuals)	6,250,000	20.0%

5% Holders
HBK Investments L.P.	3,124,000	10.0%
Satellite Asset Management, L.P.(5)	2,570,765	8.2%
Platinum Partners Value Arbitrage Fund LP(6)	2,475,000	7.9%
QVT Financial LP(7)	2,426,000	7.8%

 _________________

*less than 1%

(1)	Includes shares of common stock which the person has the right to acquire within 60 days of March 26, 2007.
(2)	Unless otherwise noted, the business address of each of the following is 6800 Broken Sound Parkway, Boca Raton, Florida 33487.
(3)

Represents 6,150,000 shares of common stock held by Staton Bell Blank Check LLC, 3,075,000 shares which are beneficially owned by Daniel C. Staton and Maria Balodimas Staton, and 3,075,000 shares which are beneficially owned by Marc H. Bell.

(4)

HBK Investments L.P. has delegated discretion to vote and dispose of the Securities to HBK Services LLC ("Services").  Services may, from time to time, delegate discretion to vote and dispose of certain of the Securities to HBK New York LLC, a Delaware limited liability company, HBK Virginia LLC, a Delaware limited liability company, HBK Europe Management LLP, a limited liability partnership organized under the laws of the United Kingdom, and/or HBK Hong Kong Ltd., a corporation organized under the laws of Hong Kong (collectively, the "Subadvisors").  Each of Services and the Subadvisors is under common control with HBK Investments L.P. The business address of HBK Investments L.P. is 300 Crescent Court, Suite 700, Dallas, Texas 75201. The foregoing information is derived from a Schedule 13G filed with the SEC on November 8, 2007.

(5)

The general partner of Satellite Asset Management, L.P. is Satellite Fund Management LLC. Satellite Fund Management, L.P.'s Executive Committee makes investment decisions on behalf of Satellite Asset Management, L.P. and Satellite Fund Management LLCand investment decisions made by such Executive Committee, when necessary, are made through approval of a majority of the Executive Committee members. The business address of Satellite Asset Management. L.P. is 623 Fifth Avenue, 19th Floor, New York, NY 10022. The foregoing information is derived from a Schedule 13G filed on February 13, 2008.

(6)

The business address of Platinum Partners Value Aritrage Fund LP is 152 West 57th Street, 54th Floor, New York, New York 10019. The foregoing information is derived from a Schedule 13G filed with the SEC on November 13, 2007.

(7)

QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 2,002,748 shares of our common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 217,854 shares of our common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 205,398 shares of our common stock. QVT Financial has the power to direct the vote and disposition of our common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 2,426,000 shares of our common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account.

QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 2,220,602 shares of Common Stock.

Each of QVT Financial and QVT Financial GP LLC disclaims beneficial ownership of the shares of Common Stock owned by the Fund, Quintessence and the Separate Account. QVT Associates GP LLC disclaims beneficial ownership of all shares of Common Stock owned by the Fund and Quintessence, except to the extent of its pecuniary interest therein.

The business address of QVT Financial, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036.  The business address of QVT Fund LP is Walkers SPV, Walkers House, Mary Street, George Town, Grand Cayman, KY1 9001 Cayman Islands.

The foregoing information is derived from a Schedule 13G/A filed with the SEC on December 21, 2007.

Item 13.

Certain Relationships and Related Transactions

In July 2007, we issued 7,187,500 shares of our common stock to the entities or individuals set forth below for $25,000 in cash, at a purchase price of approximately $0.0035 share, as follows:

Name	Number of Shares	Relationship to Us
Staton Bell Blank Check LLC(1)	7,112,500	Affiliate of certain of our officers and directors
S Stewart J. Paperin	25,000	Director
R Richard Steiner	25,000	Director
Jordan Zimmerman	25,000	Director

(1)

These shares are held by the Staton Bell Blank Check LLC. 50% of the membership interests of Staton Bell Blank Check LLC are beneficially owned by Daniel C. Staton and Maria Balodimas Staton and 50% of the membership interests are beneficially owned by Marc H. Bell.

Because the underwriters in our IPO did not exercise all or a portion of the over-allotment option, Staton Bell Blank Check LLC forfeited an aggregate of 937,500 shares of common stock. The aggregate fair value of the shares forfeited was recorded and reacquired to treasury stock and a corresponding credit to additional paid-in capital was made based on the difference between the fair market value of the shares of common stock forfeited and the price paid to us for such forfeited shares (which would be an aggregate total of approximately $3,261 for all 937,500 shares). Upon receipt, such forfeited shares would then be immediately cancelled which resulted in the retirement of the treasury stock and a corresponding charge to additional paid-in capital.

The holders of the majority of these shares will be entitled to make up to two demands that we register these shares pursuant to a registration rights agreement. The holders of the majority of these shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. In addition, these stockholders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to the date on which these shares of common stock are released from escrow. We will bear the expenses incurred in connection with the filing of any such registration statements.

On November 6, 2007, Staton Bell Blank Check LLC purchased 7,500,000 insider warrants (for a total purchase price of $7,500,000) from us in a private placement transaction. The insider warrants are identical to warrants underlying the units sold in the IPO except that the insider warrants (i) will be exercisable on a cashless basis and (ii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates. Staton Bell Blank Check LLC has agreed that the insider warrants will not be sold or transferred by it until 30 days after the consummation of our business combination. The holders of the majority of these insider warrants (or underlying shares) will be entitled to demand that we register these securities pursuant to a registration rights agreement. The holders of the majority of these securities may elect to exercise these registration rights with respect to such securities at any time after we consummate a business combination. In addition, these holders have certain “piggy-back” registration rights with respect to registration statements filed subsequent to such date. We will bear the expenses incurred in connection with the filing of any such registration statements.

Bell & Staton, Inc., an affiliate of Daniel C. Staton and Marc H. Bell, has agreed that, commencing on November 7, 2007 through the acquisition of a target business, that it will make available to us certain general and administrative services, including office space, utilities and secretarial support, as we may require from time to time. We have agreed to pay Bell & Staton, Inc. $7,500 per month for these services. Accordingly, Daniel C. Staton and Marc H. Bell will benefit from the transaction to the extent of their interest in Bell & Staton, Inc. However, this arrangement is solely for our benefit and is not intended to provide Daniel C. Staton and Marc H. Bell compensation in lieu of a salary. We believe, based on rents and fees for similar services in the South Florida metropolitan area, that the fee charged by Bell & Staton, Inc. is at least as favorable as we could have obtained from an unaffiliated person.

Staton Bell Blank Check LLC had advanced to us an aggregate of $350,000 to cover expenses related to our IPO. As of December 18, 2007, the loan was repaid in full.

On January 10, 2008, in connection with his appointment as our Chief Financial Officer, Ezra Shashoua purchased 25,000 shares of our common stock from Staton Bell Blank Check LLC in a private placement transaction. In addition, Mr. Shashoua entered into an Insider Letter Agreement, dated January 10, 2008 (the "Insider Letter"), to the representatives of the underwriters of our IPO. Pursuant to the Insider Letter,  Mr. Shashoua has agreed to place the Insider Shares in escrow until we complete a business combination with an operating company.

We will reimburse our officers and directors for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses reimbursable by us, which will be reviewed only by our board or a court of competent jurisdiction if such reimbursement is challenged.

Other than the $7,500 per-month administrative fee and reimbursable out-of-pocket expenses payable to our officers and directors, no compensation or fees of any kind, including finder’s fees, consulting fees or other similar compensation, will be paid to any of our initial stockholders, officers or directors who owned our common stock prior to our IPO, or to any of their respective affiliates, prior to or with respect to the business combination (regardless of the type of transaction that it is).

All ongoing and future transactions between us and any of our officers and directors or their respective affiliates, including loans by our officers and directors, will be on terms believed by us to be no less favorable to us than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval by a majority of our uninterested “independent” directors (to the extent we have any) or the members of our board who do not have an interest in the transaction, in either case who had access, at our expense, to our attorneys or independent legal counsel. We will not enter into any such transaction unless our disinterested “independent” directors (or, if there are no “independent” directors, our disinterested directors) determine that the terms of such transaction are no less favorable to us than those that would be available to us with respect to such a transaction from unaffiliated third parties.

Item 14.

Principal Accountant Fees and Services

Audit Fees. The aggregate fees for professional services rendered by Eisner LLP, our independent auditors, for the audits of our financial statements during fiscal year 2007 and review of Form 10-Q which include fees related to our initial public offering and related audits were approximately $65,000.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by Eisner LLP.

Tax Fees. There were no fees paid for tax compliance, tax planning and tax advice rendered by Eisner LLP for the fiscal year ended December 31, 2007.

All Other Fees. There were no fees paid to Eisner LLP for services other than audit services rendered by Eisner LLP during the fiscal year ended December 31, 2007.

PART IV

Item 15.

Exhibits and Financial Statement Schedules

(1) Financial Statements

See Item 8 - Financial Statements and Supplementary Data.

(2) Financial Statement Schedules

All supplemental schedules have been omitted since the required information is not present in amounts sufficient to require submission of the schedule, or because the required information is included in the consolidated financial statements or notes thereto.

(3) Exhibits

See Exhibit Index.

EXHIBIT INDEX

Exhibit Number
3.1	Certificate of Incorporation.*
3.2	Bylaws.*
3.3	Form of Amended and Restated Certificate of Incorporation*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Form of Warrant Certificate.*
4.4	Form of Warrant Agreement between the Registrant and continental Stock Transfer & Trust Company.*
10.1	Form of Letter Agreement from Daniel C. Staton and Staton Bell Blank Check LLC to the Registrant and the underwriters.*
10.2	Form of Letter Agreement from Marc H. Bell and Staton Bell Blank Check LLC to the Registrant and the underwriters.*
10.3	Form of Letter Agreement from Maria Balodimas Staton and Staton Bell Blank Check LLC to the Registrant and the underwriters.*
10.4	Form of Letter Agreement from Stewart J. Paperin to the Registrant and the underwriters.*
10.5	Form of Letter Agreement from Richard Steiner to the Registrant and the underwriters.*
10.6	Form of Letter Agreement from Jordan Zimmerman to the Registrant and the underwriters.*
10.7	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company.*
10.8	Form of Stock Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders.*
10.9	Office Services Agreement between the Registrant and Bell & Staton, Inc.*
10.10	Promissory Note issued July 18, 2007 to Staton Bell Blank Check LLC.*
10.11	Amended and Restated Promissory Note issued September 25, 2007 to Staton Bell Blank Check LLC.*
10.12	Form of Registration Rights Agreement among the Registrant and the initial stockholders.*
10.13	Form of Private Placement Purchase and Escrow Agreement among the Registrant, Staton Bell Blank Check LLC and Continental Stock Transfer & Trust Company.*
10.14	Form of Letter Agreement among the Registrant, Staton Bell Blank Check LLC, Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton.*
14	Code of Ethics*
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)**
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)**
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350**
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350**

_________

*  Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 or amendments thereto (File No. 333-145154)

** Filed herewith

INDEX TO FINANCIAL STATEMENTS

Report of Independent Public Accounting Firm

F-2

Balance Sheet as of December 31, 2007 (unaudited)

 F-3

Statement of Operations for the period from July 9, 2007 (inception) to December 31, 2007

F-4

Statement of Stockholder's Equity for the period from July 9, 2007 (inception) to December 31, 2007

F-5

Statement of Cash Flows for the period from July 9, 2007 (inception) to December 31, 2007

F-6

Notes to Financial Statements

F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Enterprise Acquisition Corp.

We have audited the accompanying balance sheet of Enterprise Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2007, and the related statements of operations, stockholders’ equity, and cash flows for the period from July 9, 2007 (inception) to December 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  We were not engaged to perform an audit of the Company's internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures on the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enterprise Acquisition Corp. as of December 31, 2007 and the results of its operations and its cash flows for the period from July 9, 2007 (inception) to December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Eisner LLP

New York, NY

March 26, 2008

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

Balance Sheet
December 31, 2007

Assets
Current Assets:
Cash	$ 33,381
Prepaid expenses	137,656
Total current assets	171,037

Cash held in trust	249,029,380

Total assets	$ 249,200,417

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$ 21,990
Accrued offering costs	35,000
Accrued expenses	15,000
Income tax payable	526,662
Franchise tax payable	80,000
Deferred underwriters’ fee, payment deferred until consummation of a business combination	8,375,000
Total current liabilities	9,053,652

Common stock subject to possible redemption ( 7,499,999 - shares at an estimated $9.90 redemption value) (Note 1)	74,249,990

Commitments and contingencies (Notes 4 and 5)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 31,250,000 shares issued and outstanding (which includes 7,499,999 shares subject to possible conversion (Note 1))	3,125
Additional paid-in capital	165,026,335
Earnings accumulated during the development stage	867,315
Total stockholders’ equity	165,896,775
Total liabilities and stockholders’ equity	$ 249,200,417

See accompanying notes to financial statements

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

Statement of Operations
For the period from July 9, 2007 (inception) to December 31, 2007

Formation and operating costs	$ 163,275
Net loss from operations	(163,275)

Other income – interest	1,652,252

Income before taxes	1,488,977

Provision for income taxes	(621,662)

Net income	$867,315

Net income per share
Basic	$ .07
Diluted	$ .05

Weighted average shares outstanding
Basic	12,990,330
Diluted	16,129,865

See accompanying notes to financial statements

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

Statement of Stockholders’ Equity
For the period from July 9, 2007 (inception) to December 31, 2007

			Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance July 9, 2007 (inception)	-	$ -	$ -	$ -	$ -

Common shares sold to founders	7,187,500	719	24,281	-	25,000
at $.03 per share (includes 937,500
subject to forfeiture)

Proceeds from sale of 7,500,000 warrants at $1.00 each	-	-	7,500,000	-	7,500,000

Sale of 25,000,000 Units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses (which includes 7,499,999 shares subject to possible redemption)	25,000,000	2,500	231,751,950	-	231,754,450

Less: 7,499,999 shares of common stock subject to possible redemption	-	-	(74,249,990)	-	(74,249,990)

Forfeiture of 937,500 shares by founders	(937,500)	(94)	94	-	-

Net income	-	-	-	867,315	867,315

Balance at December 31, 2007	31,250,000	$ 3,125	$ 165,026,335	$ 867,315	$ 165,896,775

See accompanying notes to financial statements

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

Statement of Cash Flows
For the period from July 9, 2007 (inception) to December 31, 2007

Cash flows from operating activities:
Net income	$ 867,315
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Prepaid expenses	(137,656)
Accounts payable	21,990
Accrued expenses	15,000
Income tax payable	526,662
Franchise tax payable	80,000
Net cash provided by operating activities	1,373,311

Cash flows from investing activities:
Cash held in trust account	(247,575,000)
Investment income in trust account	(1,454,380)
Net cash used in investing activities	(249,029,380)

Cash flows from financing activities:
Proceeds from note payable to related party	350,000
Proceeds from issuance of securities to initial stockholders	25,000
Proceeds from public offering	250,000,000
Proceeds from issuance of insider warrants	7,500,000
Repayment of note payable to related party	(350,000)
Payment of costs associated with Offering	(9,835,550)
Net cash provided by financing activities	247,689,450

Net increase in cash	33,381

Cash, beginning of period	-
Cash, end of period	$ 33,381
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ 95,000

Supplemental disclosures of non-cash financing activities:
Accrued offering costs	$ 35,000
Deferred underwriters’ fees	$ 8,375,000

See accompanying notes to financial statements

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

Note 1 — Organization and Nature of Business Operations

Enterprise Acquisition Corp. (a corporation in the development stage) (the "Company") was incorporated in Delaware on July 9, 2007.  The Company was formed to acquire through a merger, stock exchange, asset acquisition or similar business combination a currently unidentified operating business or businesses. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (SFAS) No. 7, "Accounting and Reporting By Development Stage Enterprises," and is subject to the risks associated with activities of development stage companies.

At December 31, 2007, the Company had not commenced any operations. All activity through December 31, 2007 relates to the Company’s formation, initial public offering (the “Offering” described below) and efforts to identify potential Target Businesses (as described below). The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Company has selected December 31 as its fiscal year end.

The registration statement for the Offering was declared effective November 7, 2007.  The company consummated the Offering on November 14, 2007.  The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a Target Business ("Business Combination").  As used herein, "Target Business" shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (all of the Company’s assets, including the funds then held in the trust account, less the Company’s liabilities (excluding deferred underwriting discounts and commissions of approximately $8.375 million). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination.

The Company's efforts in identifying a prospective Target Business will not be limited to particular companies; however the Company’s management team has extensive experience in the media and entertainment, technology, consumer products, telecommunications, and real estate development industries and may consider acquisitions in these sectors.

Upon the closing of the Offering, $247,575,000 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company.  The amount placed in the trust account consisted of the proceeds of this Offering and the issuance of the Insider Warrants (as defined in Note 4) as well as $8,375,000 of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination.  The amount held in the trust account is invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended ("Investment Company Act"), having a maturity of 180 days or less, or in money market funds selected by the Company meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.  The remaining proceeds outside of the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, continuing general and administrative expenses and income taxes.  In addition, up to $2,450,000 of the interest earned on the funds held in the trust account may be released to fund expenses related to investigating and selecting a target business and other working capital requirements, plus any amounts we may need to pay our tax obligations.

The Company will seek stockholder approval before it will affect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, all of the Company’s initial stockholders, including its officers and directors who own any of the initial shares (“Initial Stockholders”), have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the then-holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 30% of the shares sold in the Public Offering both exercise their conversion rights and vote against the Business Combination. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 24 months has not yet passed since closing of the Offering the Company may combine with another Target Business meeting the fair market value criterion described above.

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

The Company’s Certificate of Incorporation was amended prior to the Offering to provide that the Company will continue in existence only until November 7, 2009.  If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of winding up its affairs and it will liquidate. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the date of purchase to be cash equivalents.

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion represents 29.99% of the proceeds from the IPO placed in trust and interest income earned on the trust, net of tax, in excess of the $2,450,000 which may be released to the Company for due diligence and other working capital requirements (see Note 1).  The pro rata portion of the Trust balance is payable to Public Stockholders (see Note 1) who vote against a business combination and elect conversion.  At December 31, 2007, no interest in excess of the $2,450,000 and taxes due on the interest had been accrued or allocated to the trust proceeds payable to those who may elect conversion.

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

Fair Value of Financial Instruments

The fair values of the Company's assets and liabilities that qualify as financial instruments approximate their carrying amounts presented in the accompanying balance sheet.

Preferred Stock

The Company is authorized to issue 1,000,000 shares of preferred stock with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors.

Net Income per Common Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period.  Diluted net income per share is computed similar to basic net income per share, but includes the dilutive effect of shares issued pursuant to the Company’s outstanding warrants which are exercisable on the later of (i) the completion of a business combination or (ii) fifteen months after consummation of the Company’s initial public offering.

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

Impact of Recently Issued Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.  SFAS 157 is effective in fiscal years beginning after November 15, 2007.  Management does not believe the impact that the adoption of this statement will have on the Company's financial statements is material.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  SFAS No. 159 is effective for fiscal years beginning after November 15, 2007.  Management does not believe the impact that the adoption of this statement will have on the Company's financial statements is material.

Business Combinations – In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)").  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the acquired assets and liabilities, including contingencies be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred.  Adoption of SFAS 141(R) is required for combinations after December 15, 2008.  Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.  The Company is currently evaluating the impact of SFAS 141(R) on the financial statements.

Noncontrolling Interest in Consolidated Financial Statements – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements ("SFAS 160").  SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interest as a component of equity.  Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.  The Company is currently evaluating the impact of SFAS 160 on the financial statements.

Note 3 — Initial Public Offering

In the Offering, effective November 7, 2007 (closed on November 14, 2007), the Company sold to the public 25,000,000 units (“Units”), with each Unit comprised of one share of common stock and one warrant (“Warrant”), at a price of $10.00 per Unit.  Proceeds from the initial public offering totaled $231,754,450, which was net of $9,870,550 in underwriting and other expenses and $8,375,000 of deferred underwriting fees.

Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the later of the completion of a Business Combination with a Target Business and November 7, 2008 and expiring November 7, 2011, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

In accordance with the warrant agreement relating to the Warrants, the Company is only required to use its best efforts to maintain the effectiveness of the registration statement covering the Warrants. The Company will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will the Company be required to cash settle or net cash settle the attempted warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Note 4 —Related Party Transactions

In July 2007, the Company issued 7,187,500 shares ("Initial Shares") of common stock to the Staton Bell Blank Check LLC, an affiliate of certain of the Company's officers and directors as well as certain directors (the "Initial Stockholders") for $0.0035 per share or a total of $25,000.  This included an aggregate of 937,500 shares of common stock subject to forfeiture by the Staton Bell Blank Check LLC to the extent that the underwriters’ over-allotment was not exercised in full so that the Initial Stockholders would collectively own 20% of the issued and outstanding shares of common stock after the offering.   The underwriters’ over-allotment was not exercised and the Initial Stockholders forfeited these 937,500 shares when the option for over-allotment shares expired December 7, 2007.  At December 31, 2007, the Initial Shares outstanding total 6,250,000 shares.

The Company issued an unsecured promissory note totaling $350,000 to Staton Bell Blank Check LLC.  The note was non-interest bearing and payable on the earlier of July 18, 2008 or the consummation of the Offering by the Company.  This note was repaid in full by December 31, 2007.

The Company has agreed to pay $7,500 per month for office space and general and administrative services.  The office space is being leased from Bell & Staton, Inc., an affiliate of the Company’s officers and directors.  Services commenced on the effective date of the Proposed Offering and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.    For the period ended December 31, 2007, the Company incurred $13,250 of expense related to this agreement which is included in formation and operating costs in the accompanying Statement of Operations.

Staton Bell Blank Check LLC purchased 7,500,000 Warrants ("Insider Warrants") at $1.00 per Warrant (for an aggregate purchase price of $7,500,000) privately from the Company.  This purchase took place simultaneously with the consummation of the Offering.  All of the proceeds received from this private placement have been placed in the Trust Account.  The Insider Warrants are identical to the Warrants underlying the Units issued in the Offering except that the Insider Warrants will be (i) exercisable on a “cashless basis”, and (ii) will not be redeemable by the Company so long as they are still held by the purchasers or their affiliates.  Additionally, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until the later of one year from the effective date of the Offering and thirty days after the Company has completed a Business Combination.

Staton Bell Blank Check LLC has also agreed, pursuant to an agreement with the underwriters in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase up to $10,000,000 of the Company’s common stock in the open market, at market prices not to exceed the per share amount held in the trust account commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing the Company's execution of a definitive agreement for our initial business combination or (b) 60 calendar days after the end of the "restricted period" under Regulation M and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be voted upon by the Company's stockholders. Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton have agreed to purchase such securities in the event that Staton Bell Blank Check LLC is unable to satisfy its obligations under this agreement.  Staton Bell Blank Check LLC will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased in the open market pursuant to such agreement until six months following the consummation of a business combination. Staton Bell Blank Check LLC has agreed to vote all such shares of common stock purchased in the open market in favor of the Company's initial business combination and such votes may be in opposition to the votes required to be voted with the majority.  If no business combination is approved by the Company's stockholders, Staton Bell Blank Check LLC has agreed not to sell such shares, provided that it will be entitled to participate in any liquidating distributions with respect to such shares purchased in the open market.

The holders of the Initial Shares, as well as the holders of the Insider Warrants (and underlying securities), will be entitled to registration rights pursuant to an agreement to be signed prior to or on the effective date of this offering.  The holders of the majority of these securities will be entitled to make up to two demands that we register such securities.  The holders of the Initial Shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow.  The holders of a majority of the Insider Warrants (or underlying securities) will be able to elect to exercise these registration rights at any time after we consummate a business combination.  In addition, such holders will have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which such securities are released from escrow. All of our initial stockholders will place their initial shares into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent.  The Initial Shares will not be released from escrow until one year after the consummation of a Business Combination, or earlier if, following a Business Combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in our stockholders having the right to exchange their shares for cash, securities or other property.  The Company will bear the expenses incurred in connection with the filing of any such registration statements.

Note 5 - Commitments and contingencies

In connection with the Offering, the Company paid a fee of 3.65% of the gross offering proceeds to the underwriters at the closing of the Offering.  In addition, the Company has committed to pay a deferred fee of 3.35% of the gross proceeds to the underwriters on the completion of an initial business combination by the Company.  The Company paid the underwriters $9,125,000 upon the closing of the Offering.  The remaining $8,375,000 has been accrued by the Company.

Note 6 – Income Taxes

The Company’s provision for income taxes consists of:

Current:
Federal	$ 530,800
State	90,862
Total current	$ 621,662
Deferred	-
Provision for income taxes	$ 621,662

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations is summarized below:

Computed expected tax rate	34.0%
State income tax, net of federal benefit	3.6%
Change in valuation allowance	4.2%
Effective tax rate	41.8%

The Company recorded a deferred income tax asset of $64,000 for the tax effect of temporary differences resulting from the capitalization of substantially all of its operating expenses for income tax purposes. However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it is not more likely than not that the benefit will be realized.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 27, 2008	ENTERPRISE ACQUISITION CORP.
/s/ Daniel C. Staton
Daniel C. Staton
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Daniel C. Staton	President, Chief Executive Officer and Director	March 27, 2008
Daniel C. Staton	(Principal Executive Officer)
/s/ Ezra Shashoua	Chief Financial Officer	March 27, 2008
Ezra Shashoua	(Principal Financial Officer)

/s/ Marc H. Bell	Chairman of the Board and Treasurer	March 27, 2008
Marc H. Bell

/s/ Maria Balodimas Staton	Corporate Secretary	March 27, 2008
Maria Balodimas Staton

/s/ Stewart J. Paperin	Director	March 27, 2008
Stewart J. Paperin

/s/ Richard Steiner	Director	March 27, 2008
Richard Steiner

/s/ Jordan Zimmerman	Director	March 27, 2008
Jordan Zimmerman