Form 10-Q
period 2008-03-30
Enterprise Acquisition Corp.
filed 2008-05-15
CIK 1406391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-Q

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

 [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

For the transition period from __________ to _________

Commission file number  1-33736

Enterprise Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	33-1171386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6800 Broken Sound Parkway, Boca Raton, Florida	33487
(Address of principal executive offices - zip code)	(Zip Code)

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

Yes [ X ]

No [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer and large accelerated filer” in Rule 12-b of the Exchange Act.

Large Accelerated filer		Accelerated filer

Non-accelerated filer	X	Smaller Reporting Company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b-2 of the Exchange Act).

Yes [ X ]

No [    ]

At May 14, 2008, 31,250,000 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	2

ITEM 1.	FINANCIAL STATEMENTS	2

	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2008 (UNAUDITED) AND DECEMBER 31, 2007	2

	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) AND THE PERIOD FROM JULY 9, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2008 (UNAUDITED)	3

	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 9, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2008 (UNAUDITED)	4

	CONDENSED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) AND FOR THE PERIOD FROM JULY 9, 2007 (DATE OF INCEPTION) THROUGH MARCH 31, 2008 (UNAUDITED)	5

	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	6

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	12

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	15

ITEM 4.	CONTROLS AND PROCEDURES	15

PART II.	OTHER INFORMATION	16

ITEM 1.	LEGAL PROCEEDINGS	16

ITEM 1A.	RISK FACTORS	16

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	16

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	16

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	16

ITEM 5.	OTHER INFORMATION	16

ITEM 6.	EXHIBITS	16

SIGNATURES		18

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

PART I — FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Condensed Balance Sheets

	March 31, 2008	December 31, 2007
Assets	(unaudited)
Current Assets:
Cash	$103,579	$33,381
Prepaid expenses	135,303	137,656
Deferred acquisition costs	481,828	-
Total current assets	720,710	171,037

Cash held in trust	250,245,988	249,029,380
Total assets	$250,966,698	$249,200,417

Liabilities and Stockholders' Equity
Current Liabilities:
Accounts payable	$54,800	$21,990
Accrued offering costs	-	35,000
Accrued expenses	310,019	15,000
Income tax payable	838,796	526,662
Franchise tax payable	41,663	80,000
Deferred underwriters' fee, payment deferred until consummation of a business combination	8,375,000	8,375,000
Total current liabilities	9,620,278	9,053,652

Common stock subject to possible redemption
(7,499,999 - shares at an estimated $9.90 redemption value)	74,249,990	74,249,990
(Note 1)

Commitments and contingencies (Notes 4 and 5)

Stockholders' Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 31,250,000 shares issued and outstanding (which includes 7,499,999 shares subject to possible conversion (Note 1))	3,125	3,125
Additional paid-in capital	165,026,335	165,026,335
Earnings accumulated during the development stage	2,066,970	867,315
Total stockholders' equity	167,096,430	165,896,775
Total liabilities and stockholders' equity	$250,966,698	$249,200,417

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

Condensed Statements of Operations
(unaudited)

	Three months ended March 31, 2008	July 9, 2007 (inception) through March 31, 2008

Formation and operating costs	$186,002	$349,277
Net loss from operations	(186,002)	(349,277)

Other income – interest	2,224,407	3,876,659

Income before taxes	2,038,405	3,527,382

Provision for income taxes	(838,750)	(1,460,412)

Net income	$1,199,655	$2,066,970

Net income per share
Basic	$.04	$.12
Diluted	$.03	$.10

Weighted average shares outstanding
Basic	31,250,000	17,096,950
Diluted	39,375,000	21,382,998

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

Condensed Statement of Stockholders' Equity
For the period from July 9, 2007 (inception) to March 31, 2008

			Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance July 9, 2007 (inception)	-	$-	$-	$-	$-

Common shares issued to founders at $.03 per share (includes 937,500 subject to forfeiture)	7,187,500	719	24,281	-	25,000

Proceeds from sale of 7,500,000 warrants at $1.00 each	-	-	7,500,000	-	7,500,000

Sale of 25,000,000 Units through public offering at $10.00 per unit, net of underwriter's discount and offering expenses (which includes 7,499,999 shares subject to possible redemption)	25,000,000	2,500	231,751,950	-	231,754,450

Less 7,499,999 shares of common stock subject to possible redemption	-	-	(74,249,990)	-	(74,249,990)

Forfeiture of 937,500 shares by founders	(937,500)	(94)	94	-	-

Net income	-	-	-	867,315	867,315

Balance at December 31, 2007	31,250,000	$3,125	$165,026,335	$867,315	$165,896,775

Net income	-	-	-	1,199,655	1,199,655

Balance at March 31, 2008 (unaudited)	31,250,000	$3,125	$165,026,335	$2,066,970	$167,096,430

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

Condensed Statements of Cash Flows
(unaudited)

	Three months ended March 31, 2008	July 9, 2007 (inception) through March 31, 2008

Cash flows from operating activities:
Net income	$1,199,655	$2,066,970
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Prepaid expenses	2,353	(135,303)
Deferred diligence costs	(203,828)	(203,828)
Accounts payable	32,810	54,800
Accrued expenses	17,019	32,019
Income tax payable	312,134	838,796
Franchise Tax payable	(38,337)	41,663
Net cash provided by operating activities	1,321,806	2,695,117

Cash flows from investing activities:
Cash held in trust account	-	(247,575,000)
Investment income in trust account	(1,216,608)	(2,670,988)
Net cash used in investing activities	(1,216,608)	(250,245,988)

Cash flows from financing activities:
Proceeds from note payable to related party	-	350,000
Proceeds from issuance of securities to initial stockholders	-	25,000
Proceeds from public offering	-	250,000,000
Proceeds from issuance of insider warrants	-	7,500,000
Repayment of note payable to related party	-	(350,000)
Payment of costs associated with Offering	(35,000)	(9,870,550)
Net cash provided (used) by financing activities	(35,000)	247,654,450

Net increase in cash	70,198	103,579

Cash beginning of period	33,381	-
Cash end of period	$103,579	$103,579

Supplemental cash flow disclosures:
Cash paid for income taxes	$526,616	$621,616

Supplemental disclosure of non-cash financing activities:
Accrued diligence costs	$278,000	$278,000
Deferred underwriters’ fees	$-	$8,375,000

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

NOTES CONDENSED TO FINANCIAL STATEMENTS (UNAUDITED)

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

The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") for reporting on Form 10-Q. The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States ("GAAP") have been condensed or omitted pursuant to such rules and regulations. The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31,2007. In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, and the results of operations for the three months ended March 31, 2008 and 2007, and stockholders' equity and income for the three months ended March 31, 2008 and the year ended December 31, 2007, and cash flows for the three months ended March 31, 2008 and 2007.  Because the Company is in the development stage and looking at targets for a potential business combination, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

At March 31, 2008, the Company had not commenced any operations. All activity through March 31, 2008 relates to the Company's formation, initial public offering (the "Offering" described below) and efforts to identify potential Target Businesses (as described below). The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Company has selected December 31 as its fiscal year end.

The registration statement for the Offering was declared effective November 7, 2007. The company consummated the Offering on November 14, 2007. The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a Target Business ("Business Combination"). As used herein, "Target Business" shall mean one or more businesses that at the time of the Company's initial Business Combination has a fair market value of at least 80% of the Company's net assets (all of the Company's assets, including the funds then held in the trust account, less the Company's liabilities (excluding deferred underwriting discounts and commissions of approximately $8.375 million). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination.

The Company's efforts in identifying a prospective Target Business will not be limited to particular companies; however the Company's management team has extensive experience in the media and entertainment, technology, consumer products, telecommunications, and real estate development industries and may consider acquisitions in these sectors.

Upon the closing of the Offering, $247,575,000 was placed in a trust account invested until the earlier of (i) the consummation of the Company's first Business Combination or (ii) the liquidation of the Company. The amount placed in the trust account consisted of the proceeds of this Offering and the issuance of the Insider Warrants (as defined in Note 4) as well as $8,375,000 of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination. The amount held in the trust account is invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended ("Investment Company Act"), having a maturity of 180 days or less, or in money market funds selected by the Company meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act. The remaining proceeds outside of the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, continuing general and administrative expenses and income taxes. In addition, up to $2,450,000 of the interest earned on the funds held in the trust account may be released to fund expenses related to investigating and selecting a target business and other working capital requirements, plus any amounts the Company may need to pay its tax obligations.

The Company will seek stockholder approval before it will affect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, all of the Company's initial stockholders, including its officers and directors who own any of the initial shares ("Initial Stockholders"), have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. "Public Stockholders" is defined as the then-holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 30% of the shares sold in the Public Offering both exercise their conversion rights and vote against the Business Combination. If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 24 months has not yet passed since closing of the Offering the Company may combine with another Target Business meeting the fair market value criterion described above.

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

The Company's Certificate of Incorporation was amended prior to the Offering to provide that the Company will continue in existence only until November 7, 2009. If the Company has not completed a Business Combination by such date, its corporate existence will cease except for the purposes of winding up its affairs and it will liquidate. In the event of liquidation, it is possible that the per share value of the residual assets remaining available for distribution (including trust account assets) will be less than the initial public offering price per share in the Offering (assuming no value is attributed to the Warrants contained in the Units to be offered in the Offering discussed in Note 3).

Note 2 — Summary of Significant Accounting Policies

Basis of presentation

The financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less when acquired to be cash equivalents.

Deferred Acquisition Costs

As of March 31, 2008, the Company has accumulated approximately $481,000 in deferred costs related to a potential merger with a business target.  These costs will be capitalized contingent upon the completion of the Business Combination following the required approval by the Company's stockholders and the fulfillment of certain other conditions.  If the acquisition is not completed, or completed after December 15, 2008 or is treated as a recapitalization or reverse merger for accounting purposes, these costs will be recorded as an expense.  Deferred acquisition costs consist primarily of approximately $278,000 for legal services and $200,000 for fairness opinion services directly associated with the negotiation and execution of a merger agreement.

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion represents the portion of the proceeds from the Offering placed in trust equal to one share less than 30% of the shares issued in the Offering multiplied by the estimated redemption value of 9.90.  Interest earned on the trust, net of income tax, in excess of the $2,450,000 which may be released to the Company for due diligence and other working capital requirements (see Note 1) will be allocated pro rata to the common stock subject to possible conversion.  The pro rata portion of the Trust balance is payable to Public Stockholders (see Note 1) who vote against a business combination and elect conversion. At March 31, 2008, no interest in excess of the $2,450,000 and taxes due on the interest had been accrued or allocated to the trust proceeds payable to those who may elect conversion.

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

Net Income per Share

Net income per share is computed by dividing net income by the weighted average number of common shares outstanding for the period. Diluted net income per share is computed similar to basic net income per share, but includes the dilutive effect of shares issued pursuant to the Company's outstanding warrants which are exercisable on the later of (i) the completion of a business combination or (ii) fifteen months after consummation of the Company's initial public offering.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company complies with the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," an interpretation of FASB Statement No. 109 ("FIN 48"), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is "more likely than not" that the position is sustainable based on its technical merits. The Company filed its first tax return for the short year ended December 31, 2007. Management has not taken and does not plan on taking any uncertain tax positions when filing the Company's tax returns and consequently the Company has not recognized any liabilities under FIN 48. The Company will recognize interest and penalties related to uncertain tax positions as an operating expense in its statement of operations.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Impact of Recently Adopted Accounting Pronouncements

Fair Value Measurements

The fair values of the Company's financial instruments reflect the estimate of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of March 31, 2008 and December 31, 2007.

In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"), the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  The three levels are the following:

o

Level 1 – Quoted prices in active markets for identical assets or liabilities.

o

Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

o

Level 3 – Unobservable inputs that are supported by little or not market activity and that are significant to the fair value of the assets or liabilities.

The fair values of cash and investments held in trust account were estimated using Level 1 inputs and approximate carrying value because of their nature and respective durations.

Recently Issued Accounting Pronouncements, Not Yet Effective

Business Combinations — In December 2007, the FASB issued SFAS No. 141(R), Business Combinations ("SFAS 141(R)"). SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the entire enterprise, not just the acquired assets and liabilities, including contingencies be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred. Adoption of SFAS 141(R) is required for combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted. The Company will evaluate the impact of SFAS 141(R) on the financial statements should it complete a business combination after December 15, 2008.

Noncontrolling Interest in Consolidated Financial Statements — In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements ("SFAS 160"). SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interest as a component of equity. Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings. The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008. Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted. The Company will evaluate the impact of SFAS 160 on the financial statements should it complete a business acquisition within its required timeframe (prior to November 7, 2009).

Note 3 — Initial Public Offering

In its initial public offering, effective November 7, 2007 (closed on November 14, 2007), the Company sold to the public 25,000,000 units ("Units"), with each Unit comprised of one share of common stock and one warrant ("Warrant"), at a price of $10.00 per Unit. Proceeds from the initial public offering totaled $231,754,450, which was net of $9,870,550 in underwriting and other expenses and $8,375,000 of deferred underwriting fees.

Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the later of the completion of a Business Combination with a Target Business and November 7, 2008 and expiring November 7, 2011, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days' notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

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

Note 4 —Related Party Transactions

In July 2007, the Company issued 7,187,500 shares ("Initial Shares") of common stock to the Staton Bell Blank Check LLC, an affiliate of certain of the Company's officers and directors as well as certain directors (the "Initial Stockholders") for $0.0035 per share or a total of $25,000. This included an aggregate of 937,500 shares of common stock subject to forfeiture by the Staton Bell Blank Check LLC to the extent that the underwriters' over-allotment was not exercised in full so that the Initial Stockholders would collectively own 20% of the issued and outstanding shares of common stock after the offering. The underwriters' over-allotment was not exercised and the Initial Stockholders forfeited these 937,500 shares when the option for over-allotment shares expired December 7, 2007. At March 31, 2008, the Initial Shares outstanding total 6,250,000 shares.

The Company issued an unsecured promissory note totaling $350,000 to Staton Bell Blank Check LLC. The note was non-interest bearing and payable on the earlier of July 18, 2008 or the consummation of the Offering by the Company. This note was repaid in full by December 31, 2007.

The Company has agreed to pay $7,500 per month for office space and general and administrative services. The office space is being leased from Bell & Staton, Inc., an affiliate of the Company's officers and directors. Services commenced on the effective date of the Proposed Offering and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company. For the three months ended March 31, 2008 and the period from July 9, 2007 (inception) through March 31, 2008, the Company incurred $22,500 and $35,750 of expense, respectively related to this agreement which is included in formation and operating costs in the accompanying statement of operations.

Staton Bell Blank Check LLC purchased 7,500,000 Warrants ("Insider Warrants") at $1.00 per Warrant (for an aggregate purchase price of $7,500,000) privately from the Company. This purchase took place simultaneously with the consummation of the Offering. All of the proceeds received from this private placement have been placed in the Trust Account. The Insider Warrants are identical to the Warrants underlying the Units issued in the Offering except that the Insider Warrants will be (i) exercisable on a "cashless basis", and (ii) will not be redeemable by the Company so long as they are still held by the purchasers or their affiliates. Additionally, the purchasers have agreed that the Insider Warrants will not be sold or transferred by them until the later of one year from the effective date of the Offering and thirty days after the Company has completed a Business Combination.

Staton Bell Blank Check LLC has also agreed, pursuant to an agreement with the underwriters in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase up to $10,000,000 of the Company's common stock in the open market, at market prices not to exceed the per share amount held in the trust account commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing the Company's execution of a definitive agreement for our initial business combination or (b) 60 calendar days after the end of the "restricted period" under Regulation M and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be voted upon by the Company's stockholders. Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton have agreed to purchase such securities in the event that Staton Bell Blank Check LLC is unable to satisfy its obligations under this agreement. Staton Bell Blank Check LLC will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased in the open market pursuant to such agreement until six months following the consummation of a business combination. Staton Bell Blank Check LLC has agreed to vote all such shares of common stock purchased in the open market in favor of the Company's initial business combination and such votes may be in opposition to the votes required to be voted with the majority. If no business combination is approved by the Company's stockholders, Staton Bell Blank Check LLC has agreed not to sell such shares, provided that it will be entitled to participate in any liquidating distributions with respect to such shares purchased in the open market.

The holders of the Initial Shares, as well as the holders of the Insider Warrants (and underlying securities), will be entitled to registration rights pursuant to an agreement signed prior to or on the effective date of this offering. The holders of the majority of these securities will be entitled to make up to two demands that we register such securities. The holders of the Initial Shares may elect to exercise these registration rights at any time commencing three months prior to the date on which these shares of common stock are released from escrow. The holders of a majority of the Insider Warrants (or underlying securities) will be able to elect to exercise these registration rights at any time after we consummate a business combination. In addition, such holders will have certain "piggy-back" registration rights on registration statements filed subsequent to the date on which such securities are released from escrow. All of our initial stockholders will place their initial shares into an escrow account maintained by Continental Stock Transfer & Trust Company, acting as escrow agent. The Initial Shares will not be released from escrow until one year after the consummation of a Business Combination, or earlier if, following a Business Combination, we consummate a subsequent liquidation, merger, stock exchange or other similar transaction which results in our stockholders having the right to exchange their shares for cash, securities or other property. The Company will bear the expenses incurred in connection with the filing of any such registration statements.

On January 10, 2008, the Chief Financial Officer purchased 25,000 shares of common stock from Staton Bell Blank Check LLC in a private placement transaction at $0.0035 per share.  These purchased shares have the same terms and are subject to the same restrictions on transfer as the original stockholder's shares and in addition, will vest on the first anniversary of the date of the Company consummating a business combination.  In accordance with the SFAS No 123 (Revised 2004) "Share Based Payments," the Company measured the fair value of this transaction on January 10, 2008 to be $229,500.  The Company will record a compensation charge ratably over the remaining vesting period when it becomes probable that a business combination will be consummated.

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

Note 6 - Income Taxes

The Company's provision for income taxes consists of:

	March 31, 2008 (unaudited)	July 9, 2007 (inception) through March 31, 2008 (unaudited)
Current:
Federal	$$715,000	$$1,245,800
State	123,750	214,612
Total current	$$838,750	$$1,460,412
Deferred	-	-
Provision for income taxes	$$838,750	$$1,460,412

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations is summarized below:

	March 31, 2008 (unaudited)	July 9, 2007 (inception) through March 31, 2008 (unaudited)

Computed expected tax rate	35.0%	35.0%
State income tax, net of federal benefit	3.6%	3.6%
Change in valuation allowance	2.6%	2.8%
Effective tax rate	41.2%	41.4%

The Company recorded a deferred income tax asset of $140,000 at March 31, 2008 and $64,000 at December 31, 2007 for the cumulative tax effect of temporary differences resulting from the capitalization of substantially all of its operating expenses for income tax purposes. However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it is not more likely than not that the benefit will be realized.

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

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934.  These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements.  A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part II, Item 1A).  We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

The financial statements, except for the December 31, 2007 balance sheet and the statement of stockholders' equity and income for the year ended December 31, 2007, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K.  In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2008 and December 31, 2007, and the results of operations for the three months ended March 31, 2008 and 2007, and stockholders' equity and income for the three months ended March 31, 2008 and the year ended December 31, 2007, and cash flows for the three months ended March 31, 2008 and 2007.  Because the Company is in the development stage and looking at targets for a potential business combination, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

Overview

We are a Delaware blank check company incorporated on July 9, 2007 in order to serve as a vehicle for the acquisition of one or more operating businesses.

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

Through March 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the Private Placement and our IPO.

As of March 31, 2008, after giving effect to our IPO and our operations subsequent thereto, including our withdrawal of approximately, $1.2 million of the interest earned on the funds held in the trust account through March 31, 2008 for taxes and operating expenses, approximately $250.2 million was held in trust and we had approximately $103,600 of unrestricted cash, and approximately $1.95 million of the $2.45 million that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

We have incurred $481,000 in deferred diligence costs that have been capitalized while a transaction with a potential target business is being investigated.  As of March 31, 2008, we have paid $203,800 of these charges with the balance to be paid in the second quarter.  If the target business is not acquired or the transaction is treated as a recapitalization or reverse merger for accounting purposes, these costs will be expensed.

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled $186,000 for the quarter ended March 31, 2008.  Operating expenses were comprised primarily of accounting, legal, franchise taxes, printing fees and expenses.

We had net interest income earned on marketable securities held in the Trust Account of approximately $2.2 million for the quarter ended March 31, 2008.  Interest income excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts for operating purposes up to $2.45 million and amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for an effective tax rate of approximately 41.2% for the three months ended March 31, 2008 and 41.4% on an inception to date basis primarily because of state income taxes and the nondeductible portion of formation costs and a valuation allowance.

We expect to use substantially all of the proceeds from our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination.  To the extent that our capital stock is used in whole or in part as consideration to effect a business combination the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance operations of the target business.  We believe we will have sufficient available funds outside of the trust account to operate through November 14, 2009, assuming that a business combination is not consummated during that time.  Until we enter into a business combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our Securities and Exchange Commission reporting obligations.

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

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Quarterly Report on Form 10-Q.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008.  Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

ITEM 1A.  RISK FACTORS

An investment in our securities involves a high degree of risk.  There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2007 that was filed with the Securities and Exchange Commission on March 27, 2008.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On January 10, 2008, in connection with his appointment as our Chief Financial Officer, Ezra Shashoua purchased 25,000 shares of our common stock from Staton Bell Blank Check LLC in a private placement transaction at $0.0035 per share. Such shares were sold pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as a transaction by an issuer or its affiliates not involving a public offering.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the first quarter of the fiscal year ended December 31, 2008.

ITEM 5.  OTHER INFORMATION

Not applicable.

ITEM 6.  EXHIBITS

3.1	Certificate of Incorporation.*
3.2	Bylaws.*
3.3	Form of Amended and Restated Certificate of Incorporation*
4.1	Specimen Unit Certificate.*
4.2	Specimen Common Stock Certificate.*
4.3	Form of Warrant Certificate.*
4.4	Form of Warrant Agreement between the Registrant and continental Stock Transfer & Trust Company.*
10.1	Form of Letter Agreement from Daniel C. Staton and Staton Bell Blank Check LLC to the Registrant and the underwriters.*
10.2	Form of Letter Agreement from Marc H. Bell and Staton Bell Blank Check LLC to the Registrant and the underwriters.*

10.3	Form of Letter Agreement from Maria Balodimas Staton and Staton Bell Blank Check LLC to the Registrant and the underwriters.*
10.4	Form of Letter Agreement from Stewart J. Paperin to the Registrant and the underwriters.*
10.5	Form of Letter Agreement from Richard Steiner to the Registrant and the underwriters.*
10.6	Form of Letter Agreement from Jordan Zimmerman to the Registrant and the underwriters.*
10.7	Form of Investment Management Trust Agreement between the Registrant and Continental Stock Transfer & Trust Company.*
10.8	Form of Stock Escrow Agreement among the Registrant, Continental Stock Transfer & Trust Company and the initial stockholders.*
10.9	Office Services Agreement between the Registrant and Bell & Staton, Inc.*
10.10	Promissory Note issued July 18, 2007 to Staton Bell Blank Check LLC.*
10.11	Amended and Restated Promissory Note issued September 25, 2007 to Staton Bell Blank Check LLC.*
10.12	Form of Registration Rights Agreement among the Registrant and the initial stockholders.*
10.13	Form of Private Placement Purchase and Escrow Agreement among the Registrant, Staton Bell Blank Check LLC and Continental Stock Transfer & Trust Company.*
10.14	Form of Letter Agreement among the Registrant, Staton Bell Blank Check LLC, Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton.*
10.15	Insider Letter, dated January 10, 2008, by and between Ezra Shashoua and the underwriters**
14	Code of Ethics*
31.1	Certification of Chief Executive Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)***
31.2	Certification of Chief Financial Officer Pursuant to SEC Rule 13a-14(a)/15d-14(a)***
32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. §1350***
32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. §1350***

_________

*  Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on
Form S-1 or amendments thereto (File No. 333-145154)

**  Incorporated by reference to Exhibit 10.1 to the Registrant's Form 10-K as filed with the SEC on January 15, 2008

*** Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE ACQUISITION CORP.

Date: May 14, 2008

/s/ Daniel C. Staton

Daniel C. Staton

Chief Executive Officer

(Principal Executive Officer)

Date: May 14, 2008

/s/ Ezra Shashoua

Ezra Shashoua

Chief Financial Officer

(Principal Financial Officer)