Form 10-Q
period 2008-06-30
Enterprise Acquisition Corp.
filed 2008-08-14
CIK 1406391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from to

Commission file number 1-33736

Enterprise Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware	33-1171386
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6800 Broken Sound Parkway
Boca Raton, Florida	33487
(Address of principal executive offices)	(Zip code)

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

Yes ☑      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑      No ☐

At August 14, 2008, 31,250,000 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

		Page

PART I.	FINANCIAL INFORMATION	2

ITEM 1.	CONDENSED FINANCIAL STATEMENTS	2

	CONDENSED BALANCE SHEETS AS OF JUNE 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007	2

	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED) AND THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH JUNE 30, 2008 (UNAUDITED)	4

	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH JUNE 30, 2008 (UNAUDITED)	5

	CONDENSED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED) AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH JUNE 30, 2008 (UNAUDITED)	6

	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4.	CONTROLS AND PROCEDURES	17

PART II.	OTHER INFORMATION	18

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	18

SIGNATURES		20

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

PART I —FINANCIAL INFORMATION

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	June 30, 2008	December 31, 2007
Assets	(unaudited)
Current Assets:
Cash	$40,141	$33,381
Prepaid expenses	100,160	137,656
Deferred acquisition costs	993,173	-
Total current assets	1,133,474	171,037

Cash held in trust	249,789,486	249,029,380
Total assets	$250,922,960	$249,200,417

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$415,296	$21,990
Accrued offering costs	-	35,000
Accrued expenses	5,020	15,000
Income tax payable	10,046	526,662
Franchise tax payable	16,913	80,000
Deferred underwriters’ fee, payment deferred until consummation of a business combination	8,375,000	8,375,000
Total current liabilities	8,822,275	9,053,652

Common stock subject to possible redemption (7,499,999 - shares at an estimated $9.90 redemption value) (Note 1)	74,249,990	74,249,990

Interest income attributable to common stock subject to possible conversion (net of income taxes of $138,780 at June 30, 2008)	197,248	-

Commitments and contingencies (Notes 4 and 5)	-	-

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 31,250,000 shares issued and outstanding (which includes 7,499,999 shares subject to possible conversion (Note 1))	3,125	3,125
Additional paid-in capital	165,026,335	165,026,335
Earnings accumulated during the development stage	2,623,987	867,315
Total stockholders’ equity	167,653,447	165,896,775
Total liabilities and stockholders’ equity	$250,922,960	$249,200,417

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

Condensed Statements of Operations
(unaudited)

	Three months ended June 30, 2008	Six months ended June 30, 2008	July 9, 2007 (inception) through June 30, 2008

Formation and operating costs	$136,718	$322,720	$485,995
Net loss from operations	(136,718)	(322,720)	(485,995)

Other income – interest	1,425,983	3,650,390	5,302,642

Income before taxes	1,289,265	3,327,670	4,816,647

Provision for income taxes	(535,000)	(1,373,750)	(1,995,412)

Net income	754,265	1,953,920	2,821,235

Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $138,780)	(197,248)	(197,248)	(197,248)
Net income attributable to common stock not subject to possible conversion	$557,017	$1,756,672	$2,623,987

Maximum number of shares subject to possible conversion:
Weighted average shares outstanding subject to possible conversion	7,499,999	7,499,999
Income per shares amount (basic and diluted)	$.03	$.03

Weighted average shares outstanding not subject to conversion:
Basic and diluted	23,750,001	23,750,001
Pro forma diluted	29,755,436	29,697,713
Net income per share
Basic and diluted	$.02	$.07
Pro forma diluted	$.02	$.06

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

Condensed Statement of Stockholders' Equity

For the period from July 9, 2007 (inception) to June 30, 2008

	Common Stock		Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount

Balance July 9, 2007 (inception)	-	$-	$-	$-	$-

Common shares issued to founders	7,187,500	719	24,281	-	25,000
at $.03 per share (includes 937,500
subject to forfeiture)

Proceeds from sale of 7,500,000 warrants at $1.00 each	-	-	7,500,000	-	7,500,000

Sale of 25,000,000 Units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses (which includes 7,499,999 shares subject to possible redemption)	25,000,000	2,500	231,751,950	-	231,754,450

Less: Proceeds applicable to 7,499,999 shares of common stock subject to possible redemption	-	-	(74,249,990)	-	(74,249,990)

Forfeiture of 937,500 shares by founders	(937,500)	(94)	94	-	-

Net income	-	-	-	867,315	867,315

Balance at December 31, 2007	31,250,000	$3,125	$165,026,335	$867,315	$165,896,775

Accretion of trust account relating to common stock subject to possible conversion	-	-	-	(197,248)	(197,248)
Net income	-	-	-	1,953,920	1,953,920

Balance at June 30, 2008 (unaudited)	31,250,000	$3,125	$165,026,335	$2,623,987	$167,653,447

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

Condensed Statements of Cash Flows
(unaudited)

	Six months ended June 30, 2008	July 9, 2007 (inception) through June 30, 2008
Cash flows from operating activities:
Net income	$1,953,920	$2,821,235
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Prepaid expenses	37,496	(100,160)
Deferred acquisition costs	(993,173)	(993,173)
Accounts payable	393,306	415,296
Accrued expenses	(9,980)	5,020
Income tax payable	(516,616)	10,046
Franchise tax payable	(63,087)	16,913
Net cash provided by operating activities	801,866	2,175,177

Cash flows from investing activities:
Cash held in trust account	-	(247,575,000)
Investment income in trust account, net of expenses and taxes	(760,106)	(2,214,486)
Net cash used in investing activities	(760,106)	(249,789,486)

Cash flows from financing activities:
Proceeds from note payable to related party	-	350,000
Proceeds from issuance of securities to initial stockholders	-	25,000
Proceeds from public offering	-	250,000,000
Proceeds from issuance of insider warrants	-	7,500,000
Repayment of note payable to related party	-	(350,000)
Payment of costs associated with Offering	(35,000)	(9,870,550)
Net cash provided by (used in) financing activities	(35,000)	247,654,450

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

Condensed Statement of Cash Flows
(unaudited)

	Six months ended June 30, 2008	July 9, 2007 (inception) through June 30, 2008

Net increase in cash	6,760	40,141

Cash beginning of period	33,381	-
Cash end of period	$40,141	$40,141

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$1,363,750	$1,985,366
Supplemental disclosures of non-cash financing activities:
Accrual of deferred underwriters’ fees	$-	$8,375,000

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS JUNE 30, 2008 (UNAUDITED)

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

The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q.  The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, and the results of operations for the three months ended June 30, 2008, the six months ended June 30, 2008 and the period from inception (July 9, 2007) through June 30, 2008, and stockholders’ equity and cash flows for the six months ended June 30, 2008 and the period from inception (July 9, 2007) through June 30, 2008.  Because the Company is in the development stage and looking at targets for a potential business combination, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

At June 30, 2008, the Company had not commenced any operations. All activity through June 30, 2008 relates to the Company’s formation, initial public offering (the “Offering” described below) and efforts to identify potential Target Businesses (as described below). The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Company has selected December 31 as its fiscal year end.

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

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less upon acquisition to be cash equivalents.

Deferred Acquisition Costs

As of June 30, 2008, the Company has accumulated approximately $993,000 in deferred costs related to a potential merger with a business target.  These costs will be capitalized contingent upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions.  If the acquisition is not completed, or completed after December 15, 2008 or is treated as a recapitalization or reverse merger for accounting purposes, these costs will be recorded as an expense.  Deferred acquisition costs consist primarily of approximately $682,000 for legal services, $200,000 for fairness opinion services directly associated with the negotiation and execution of a merger agreement and $111,000 for other professional services and related costs.

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion represents the portion of the proceeds from the Offering placed in trust equal to one share less than 30% of the shares issued in the Offering multiplied by the initial estimated redemption value of $9.90.  Interest earned on the trust, net of income tax, in excess of the $2,450,000 which may be released to the Company for due diligence and other working capital requirements (see Note 1) will be allocated pro rata to the common stock subject to possible conversion.   The pro rata portion of the Trust balance is payable to Public Stockholders (see Note 1) who vote against a business combination and elect conversion.   During the quarter ended June 30, 2008, the Company earned sufficient interest on a cumulative basis to begin accreting interest income to the common stock subject to possible conversion.  Accordingly, the Company accreted $197,248 of interest, net of taxes, to the common stock subject to possible conversion for the three months ended June 30, 2008.

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

Earnings per Common Share

(i) Basic earnings per common share for all periods is computed by dividing the pro forma earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Warrants issued by the Company in the offering and sponsor warrants are contingently exercisable upon consummation of a business combination.  Hence these are presented in the pro forma diluted earnings per share.  Pro forma diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

(ii) The Company's statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share.  Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($197,248 for both the three and six months ended June 30, 2008) by the weighted average number of shares subject to possible conversion.  Basic, diluted and pro forma diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At June 30, 2008, the Company had outstanding warrants to purchase 32,500,000 shares of common stock.

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

Income Taxes

The Company complies with the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The Company filed its first tax return for the short year ended December 31, 2007.  Management has not taken and does not plan on taking any uncertain tax positions when filing the Company’s tax returns and consequently the Company has not recognized any liabilities under FIN 48. The Company will recognize interest and penalties related to uncertain tax positions as an operating expense in its statement of operations.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Impact of Recently Adopted Accounting Pronouncements

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the estimate of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of June 30, 2008 and December 31, 2007.

In accordance with Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  The three levels are the following:

•   Level 1 – Quoted prices in active markets for identical assets or liabilities.

•   Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•   Level 3 – Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The fair values of the cash and investments held in trust accounts were estimated using Level 1 inputs and approximate carrying value because of their nature and respective durations.

Recently Issued Accounting Pronouncements, Not Yet Effective

Business Combinations – In December 2007, the FASB issued SFAS No. 141(R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the entire enterprise, not just the acquired assets and liabilities, including contingencies be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred.  Adoption of SFAS 141(R) is required for combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 141(R) to fiscal years preceding the effective date are not permitted.  The Company will evaluate the impact of SFAS 141(R) on the financial statements should it complete a business combination after December 15, 2008.

Noncontrolling Interest in Consolidated Financial Statements – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interest as a component of equity.  Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.  The Company will evaluate the impact of SFAS 160 on the financial statements should it complete a business acquisition within its required timeframe (prior to November 7, 2009).

Disclosures about Derivative Instruments and Hedging Activities - In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No.133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management. Disclosures about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company's financial position, financial performance, and cash flows, are required. This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial position and results of operations.

The Hierarchy of Generally Accepted Accounting Principles - In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, (“SFAS 162”). SFAS 162 sets forth the sources of accounting principles and the framework, or hierarchy, for selecting principles to be used in financial statement preparation. Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. SFAS 162 will be effective following approval by the Securities and Exchange Commission (“SEC”). The FASB does not expect the issuance of SFAS 162 to result in a change in current practice.

Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property - In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property. The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor. Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature. Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature. The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements. Activities in the arrangement conducted in a separate legal entity should be accounted for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement. This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for all collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial position and results of operations.

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

Note 4 —Related Party Transactions

In July 2007, the Company issued 7,187,500 shares ("Initial Shares") of common stock to the Staton Bell Blank Check LLC, an affiliate of certain of the Company's officers and directors as well as certain directors (the "Initial Stockholders") for $0.0035 per share or a total of $25,000.  This included an aggregate of 937,500 shares of common stock subject to forfeiture by the Staton Bell Blank Check LLC to the extent that the underwriters’ over-allotment was not exercised in full so that the Initial Stockholders would collectively own 20% of the issued and outstanding shares of common stock after the offering.   The underwriters’ over-allotment was not exercised and the Initial Stockholders forfeited these 937,500 shares when the option for over-allotment shares expired December 7, 2007.  At June 30, 2008, the Initial Shares outstanding total 6,250,000 shares.

The Company issued an unsecured promissory note totaling $350,000 to Staton Bell Blank Check LLC.  The note was non-interest bearing and payable on the earlier of July 18, 2008 or the consummation of the Offering by the Company.  This note was repaid in full by December 31, 2007.

The Company has agreed to pay $7,500 per month for office space and general and administrative services.  The office space is being leased from Bell & Staton, Inc., an affiliate of the Company’s officers and directors.  Services commenced on the effective date of the Proposed Offering and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.    For the three months and six months ended June 30, 2008 and the period from July 9, 2007 (inception) through June 30, 2008, the Company paid $22,500, $45,000 and $58,250 of expense, respectively related to this agreement which is included in formation and operating costs in the accompanying Statement of Operations.

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

On January 10, 2008, Ezra Shashoua, the Chief Financial Officer, purchased 25,000 shares of common stock from Staton Bell Blank Check LLC in a private placement transaction at $0.0035 per share.  These purchased shares have the same terms and are subject to the same restrictions on transfer as the original stockholder’s shares and in addition, will vest on the first anniversary of the date of the Company consummating a business combination.  In accordance with the SFAS No. 123 (Revised 2004) “Share Based Payments,” the Company measured the fair value of this transaction on January 10, 2008 to be $229,500.  The Company will record a compensation charge ratably over the remaining vesting period when it becomes probable that a business combination will be consummated.

Note 5 - Commitments and contingencies

In connection with the Offering, the Company paid a fee of 3.65% of the gross offering proceeds to the underwriters at the closing of the Offering.  In addition, the Company has committed to pay a deferred fee of 3.35% of the gross proceeds to the underwriters on the completion of an initial business combination by the Company.  The Company paid the underwriters $9,125,000 upon the closing of the Offering.  The remaining $8,375,000 has been accrued by the Company and is being held in trust.

Note 6 – Income Taxes

The Company’s provision for income taxes consists of:

	Three Months Ended June 30, 2008 (unaudited)	Six Months Ended June 30, 2008 (unaudited)	July 9, 2007 (inception) through June 30, 2008 (unaudited)
Current:
Federal	$458,000	$1,173,000	$1,703,800
State	77,000	200,750	291,612
Total current	$535,000	$1,373,750	$1,995,412
Deferred	-	-	-
Provision for income taxes	$535,000	$1,373,750	$1,995,412

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations is summarized below:

	Three Months Ended June 30, 2008 (unaudited)	Six Months Ended June 30, 2008 (unaudited)	July 9, 2007 (inception) through June 30, 2008 (unaudited)
Computed expected tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.6%	3.6%	3.6%
Change in valuation allowance	2.9%	2.7%	2.8%
Effective tax rate	41.5%	41.3%	41.4%

The Company recorded a deferred income tax asset of $128,000 at June 30, 2008 and $64,000 at December 31, 2007 for the cumulative tax effect of temporary differences resulting from the capitalization of substantially all of its operating expenses for income tax purposes. However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it is not more likely than not that the benefit will be realized.

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

The financial statements, except for the December 31, 2007 balance sheet and the statement of stockholders' equity and income for the year ended December 31, 2007, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K.  In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2008 and December 31, 2007, and the results of operations for the three months ended June 30, 2008, the six months ended June 30, 2008 and the period from inception (July 9, 2007) through June 30, 2008, and stockholders’ equity and cash flows for the six months ended June 30, 2008 and the period from inception (July 9, 2007) through June 30, 2008. Because the Company is in the development stage and looking at targets for a potential business combination, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

On November 7, 2007, the registration statement (File No. 333-145154) for our IPO of 25,000,000 units, each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (a "Warrant") was declared effective by the Securities and Exchange Commission ("SEC"). We completed the IPO on November 14, 2007, resulting in total gross proceeds of $250,000,000.  The managing underwriters for the IPO were UBS Securities LLC and Ladenburg Thalmann & Co. Inc.  Of the net proceeds after offering expenses of the IPO and the private placement, $247,575,000 was placed in a trust account maintained at Continental Stock Transfer & Trust Company (the "Trust Account").  The proceeds in the Trust Account include $8.375 million of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a business combination.  The remaining proceeds outside of the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, tax expenses and continuing general and administrative expenses.  In addition, up to $2,450,000 of the interest earned on the funds held in the Trust Account may be released to fund expenses related to investigating and selecting a target business and other working capital requirements, plus any amounts we may need to pay our tax obligations.

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

Through June 30, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the Private Placement and our IPO.

As of June 30, 2008, after giving effect to our IPO and our operations subsequent thereto, including our withdrawal of approximately, $3.1 million of the interest earned on the funds held in the trust account through June 30, 2008 for taxes and operating expenses, approximately $249.8 million was held in trust and we had $40,141 of unrestricted cash, and approximately $1.5 million of the $2.45 million that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

We have incurred $993,000 in deferred acquisition costs that have been capitalized while a transaction with a potential target business is being investigated.  As of June 30, 2008, we have paid $589,000 of these charges with the balance to be paid in the third quarter.  If the target business is not acquired or the transaction is treated as a recapitalization or reverse merger for accounting purposes, these costs will be expensed.

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled $137,000 for the three months ended June 30, 2008 and $323,000 for the six months ended June 30, 2008.  Operating expenses were comprised primarily of accounting, legal, franchise taxes, printing fees and expenses.

We had interest income net of expenses earned on marketable securities held in the Trust Account of approximately $1.4 million for the quarter ended June 30, 2008 and approximately $3.6 million for the six months ended June 30, 2008.  Interest income excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts for operating purposes up to $2.45 million and amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for an effective tax rate of approximately 41.5% for the three months ended June 30, 2008 and 41.4% on an inception to date basis primarily because of state income taxes and the nondeductible portion of formation costs and a valuation allowance.

We expect to use substantially all of the proceeds from our initial public offering to acquire a target business, including identifying and evaluating prospective acquisition candidates, selecting the target business and structuring, negotiating and consummating the business combination.  To the extent that our capital stock is used in whole or in part as consideration to effect a business combination the proceeds held in the trust account as well as any other net proceeds not expended will be used to finance operations of the target business.  We believe we will have sufficient available funds outside of the trust account to operate through November 7, 2009, assuming that a business combination is not consummated during that time.  Until we enter into a business combination, we expect to use our available resources for general working capital as well as legal, accounting and due diligence expenses for structuring and negotiating a business combination and legal and accounting fees relating to our Securities and Exchange Commission reporting obligations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet financing arrangements and have not established any special purpose entities. We have not guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

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

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008.  Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the second quarter of the fiscal year ended December 31, 2008.

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

Date: August 14, 2008

/s/ Daniel C. Staton

Daniel C. Staton

Chief Executive Officer

(Principal Executive Officer)

Date: August 14, 2008

/s/ Ezra Shashoua

Ezra Shashoua

Chief Financial Officer

(Principal Financial Officer)