Form 10-Q
period 2008-09-30
Enterprise Acquisition Corp.
filed 2008-11-14
CIK 1406391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ___________to __________

Commission file number 1-33736

Enterprise Acquisition Corp.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of	33-1171386
incorporation or organization)	(I.R.S. Employer Identification No.)

6800 Broken Sound Parkway	33487
Boca Raton, Florida	(Zip code)
(Address of principal executive offices)

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

Yes ☑      No ☐

At November 14, 2008, 31,250,000 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

		Page

PART I.	CONDENSED FINANCIAL INFORMATION	2

ITEM 1.	CONDENSED FINANCIAL STATEMENTS	2

	CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2008 (UNAUDITED) AND DECEMBER 31, 2007	2

	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) AND THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008 (UNAUDITED)	3

	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008 (UNAUDITED)	4

	CONDENSED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED), FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2008 (UNAUDITED)	5

	NOTES TO CONDENSED FINANCIAL STATEMENTS (UNAUDITED)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	16

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	20

ITEM 4.	CONTROLS AND PROCEDURES	20

PART II.	OTHER INFORMATION	21

ITEM 1.	LEGAL PROCEEDINGS	21

ITEM 1A.	RISK FACTORS	21

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	21

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	21

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	21

ITEM 5.	OTHER INFORMATION	21

ITEM 6.	EXHIBITS	21

SIGNATURES		23

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

PART I —FINANCIAL INFORMATION

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	September 30, 2008	December 31, 2007
Assets	(unaudited)
Current Assets:
Cash	$24,635	$33,381
Prepaid expenses	65,562	137,656
Prepaid federal and state income tax	36,454	-
Deferred acquisition costs	1,596,589	-
Total current assets	1,723,240	171,037
Cash held in trust	249,900,737	249,029,380
Total assets	$251,623,977	$249,200,417

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$491,144	$21,990
Accrued offering costs	-	35,000
Accrued expenses	-	15,000
Income tax payable	-	526,662
Franchise tax payable	25,163	80,000
Deferred underwriters’ fee, payment deferred until consummation of a business combination	8,375,000	8,375,000
Total current liabilities	8,891,307	9,053,652
Common stock subject to possible redemption (7,499,999 - shares at an estimated $9.90 redemption value) (Note 1)	74,249,990	74,249,990
Interest income attributable to common stock subject to possible conversion (net of income taxes of $292,993 at September 30, 2008)	413,014	-
Commitments and contingencies (Notes 5 and 6)	-	-

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 31,250,000 shares issued and outstanding (which includes 7,499,999 shares subject to possible conversion (Note 1))	3,125	3,125
Additional paid-in capital	165,026,335	165,026,335
Earnings accumulated during the development stage	3,040,206	867,315
Total stockholders’ equity	168,069,666	165,896,775
Total liabilities and stockholders’ equity	$251,623,977	$249,200,417

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statements of Operations
(unaudited)

	Three months ended September 30, 2008	July 9, 2007 (inception) through September 30, 2007	Nine months ended September 30, 2008	July 9, 2007 (inception) through September 30, 2008

Formation and operating costs	$160,671	$6,500	$483,391	$646,666
Net loss from operations	(160,671)	(6,500)	(483,391)	(646,666)

Other income – interest	1,271,156	1,198	4,921,546	6,573,798

Income before taxes	1,110,485	(5,302)	4,438,155	5,927,132

Provision for income taxes	(478,500)	-	(1,852,250)	(2,473,912)

Net income (loss)	631,985	(5,302)	2,585,905	3,453,220

Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $154,213, $0, $292,993 and $292,993)	(215,766)	-	(413,014)	(413,014)
Net income (loss) attributable to common stock not subject to possible conversion	$416,219	$(5,302)	$2,172,891	$3,040,206

Maximum number of shares subject to possible conversion: Weighted average shares outstanding subject to possible conversion	7,499,999	-	7,499,999
Income per share amount (basic and diluted)	$.03	-	$.06
Weighted average shares outstanding not subject to conversion:
Basic and diluted	23,750,001	7,187,500	23,750,001
Pro forma diluted	30,263,860		29,898,650
Net income per share
Basic and diluted	$.02	$.00	$.09
Pro forma diluted	$.01		$.07

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity
For the period from July 9, 2007 (inception) to September 30, 2008

	Common Stock		Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Shares	Amount

Balance July 9, 2007 (inception)	-	$-	$-	$-	$-

Common shares issued to founders	7,187,500	719	24,281	-	25,000
at $.03 per share (includes 937,500
subject to forfeiture)

Proceeds from sale of 7,500,000 warrants at $1.00 each	-	-	7,500,000	-	7,500,000

Sale of 25,000,000 Units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses (which includes 7,499,999 shares subject to possible redemption)	25,000,000	2,500	231,751,950	-	231,754,450

Less: Proceeds applicable to 7,499,999 shares of common stock subject to possible redemption	-	-	(74,249,990)	-	(74,249,990)

Forfeiture of 937,500 shares by founders	(937,500)	(94)	94	-	-

Net income	-	-	-	867,315	867,315

Balance at December 31, 2007	31,250,000	$3,125	$165,026,335	$867,315	$165,896,775

Accretion of trust account relating to common stock subject to possible conversion	-	-	-	(413,014)	(413,014)
Net income	-	-	-	2,585,905	2,585,905

Balance at September 30, 2008 (unaudited)	31,250,000	$3,125	$165,026,335	$3,040,206	$168,069,666

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statements of Cash Flows
(unaudited)

	Nine months ended September 30, 2008	July 9, 2007 (inception) through September 30, 2007	July 9, 2007 (inception) through September 30, 2008
Cash flows from operating activities:
Net income (loss)	$2,585,905	$(5,302)	$3,453,220
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Changes in:
Prepaid expenses	72,094	-	(65,562)
Deferred acquisition costs	(1,596,589)	-	(1,596,589)
Accounts payable	469,154	-	491,144
Accrued expenses	(15,000)	-	-
Income tax payable	(563,116)	-	(36,454)
Franchise tax payable	(54,837)	-	25,163
Net cash provided by (used in) operating activities	897,611	(5,302)	2,270,922

Cash flows from investing activities:
Cash held in trust account	-	-	(247,575,000)
Investment income in trust account, net of expenses and taxes	(871,357)	-	(2,325,737)
Net cash used in investing activities	(871,357)	-	(249,900,737)

Cash flows from financing activities:
Proceeds from note payable to related party	-	350,000	350,000
Proceeds from issuance of securities to initial stockholders	-	25,000	25,000
Proceeds from public offering	-	-	250,000,000
Proceeds from issuance of insider warrants	-	-	7,500,000
Payment of deferred offering costs	-	(187,043)	-
Repayment of note payable to related party	-	-	(350,000)

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statement of Cash Flows
(unaudited)

	Nine months ended September 30, 2008	July 9, 2007 (inception) through September 30,2007	July 9, 2007 (inception) through September 30, 2008

Payment of costs associated with Offering	(35,000)	-	(9,870,550)
Net cash provided by (used in) financing activities	(35,000)	187,957	247,654,450

Net increase (decrease) in cash	(8,746)	182,655	24,635

Cash beginning of period	33,381	-	-
Cash end of period	$24,635	$182,655	$24,635

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,415,366	$-	$2,510,366
Supplemental disclosures of non-cash financing activities:
Accrued offering costs	$-	$85,002	$-
Accrual of deferred underwriters’ fees	$-	$-	$8,375,000

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS – SEPTEMBER 30, 2008 (UNAUDITED)

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

The unaudited condensed financial statements included herein have been prepared from the books and records of the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting on Form 10-Q.  The information and note disclosures normally included in complete financial statements prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) have been condensed or omitted pursuant to such rules and regulations.  The interim financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.  In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, and the results of operations for the three months ended September 30, 2008, the nine months ended September 30, 2008, the period from inception (July 9, 2007) through September 30, 2007 and the period from inception (July 9, 2007) through September 30, 2008, and stockholders’ equity and cash flows for the nine months ended September 30, 2008 and the period from inception (July 9, 2007) through September 30, 2008.  Because the Company is in the development stage and looking at targets for a potential business combination, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

At September 30, 2008, the Company had not commenced any operations. All activity through September 30, 2008 relates to the Company’s formation, initial public offering (the “Offering” described below) and efforts to identify potential Target Businesses (as described below). The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Company has selected December 31 as its fiscal year end.

The registration statement for the Offering was declared effective November 7, 2007.  The company consummated the Offering on November 14, 2007.  The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a Target Business ("Business Combination").  As used herein, "Target Business" shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (all of the Company’s assets, including the funds then held in the trust account), less the Company’s liabilities (excluding deferred underwriting discounts and commissions of approximately $8.375 million). Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination.

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

Note 2 – Proposed Merger

On August 23, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WF Capital Holdings, Inc. (“Workflow”) and certain stockholders of Workflow pursuant to which the Company would acquire 100% of the outstanding capital stock of Workflow.  In consideration, the Company would assume indebtedness of Workflow up to $490.0 million and pay the stockholders of Workflow an aggregate of $179.0 million in Company common stock.  To the extent that the indebtedness of Workflow is less than or greater than $490.0 million at the closing of the merger, the common stock portion of the purchase price would be adjusted accordingly.  In addition to the aggregate purchase price, management would be eligible to receive bonus payments of up to $50.0 million based on the market performance of the combined entity’s publicly traded shares following the Merger.  The Company expects to file a preliminary proxy statement concerning the merger as soon as possible, which will be subject to review by the Securities and Exchange Commission.

The closing of the merger is subject to the approval by the holders of the Company’s common stock.  In addition, the closing of the Merger is conditioned upon the following: (a) holders of 30% or more of the shares of the Company’s common stock issued in the Company’s initial public offering and outstanding immediately before the closing shall not have exercised their rights to convert their shares into cash as discussed in Note 1 above; (b) Staton Bell Blank Check LLC shall have purchased  up to $10,000,000 of the Company’s common stock in the open market at prices not to exceed the per share amount held in the Company’s trust account, which was approximately $9.99 at September 30, 2008, and subject to the conditions of Rule 10b-18 (which includes certain manner, timing, price and volume limitations); and (c) the acquisition of certain businesses by Workflow shall have been completed. As of September 30, 2008, there can be no assurance that this business combination will be consummated.

Note 3 — Summary of Significant Accounting Policies

Basis of presentation

The financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less upon acquisition to be cash equivalents.

Deferred Acquisition Costs

As of September 30, 2008, the Company has accumulated approximately $1,597,000 in deferred costs related to a potential merger with a business target.  These costs will be capitalized contingent upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions.  If the acquisition is not completed, or completed after December 15, 2008 or is treated as a recapitalization or reverse merger for accounting purposes, these costs will be recorded as an expense.  Deferred acquisition costs consist primarily of approximately $1,018,000 for legal services, $200,000 for fairness opinion services directly associated with the negotiation and execution of a merger agreement and $379,000 for other professional services and related costs.

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion represents the portion of the proceeds from the Offering placed in trust equal to one share less than 30% of the shares issued in the Offering multiplied by the initial estimated redemption value of $9.90.  Interest earned on the trust, net of income tax, in excess of the $2,450,000 which may be released to the Company for due diligence and other working capital requirements (see Note 1) will be allocated pro rata to the common stock subject to possible conversion. The pro rata portion of the Trust balance is payable to Public Stockholders (see Note 1) who vote against a business combination and elect conversion.   During the quarter ended June 30, 2008, the Company earned sufficient interest on a cumulative basis to begin accreting interest income to the common stock subject to possible conversion.  Accordingly, the Company accreted $215,766 and $197,248 of interest, net of taxes, to the common stock subject to possible conversion for the three months ended September 30, 2008 and June 30, 2008, respectively.

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

Earnings per Common Share

(i)           Net income per share for all periods is computed by dividing the pro forma earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Warrants issued by the Company in the offering and sponsor warrants are contingently exercisable upon consummation of a business combination.  Hence these are presented in the pro forma diluted earnings per share.  Pro forma diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

(ii)           The Company’s statements of operations include a presentation of net income per share for common stock subject to possible conversion in a manner similar to the two-class method of net income per share.  Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($219,710 and $416,958 for the three and nine months ended September 30, 2008) by the weighted average number of shares subject to possible conversion. Basic, diluted and pro form diluted net income per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At September 30, 2008, the Company had outstanding warrants to purchase 32,500,000 shares of common stock.

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

Impact of Recently Adopted Accounting Pronouncements

Fair Value Measurements

The fair values of the Company’s financial instruments reflect the estimate of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of September 30, 2008 and December 31, 2007.

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

In February 2008, the FASB issued FASB Staff Position FAS 157-2, “Effective Date of FASB Statement No. 157” (“FSP 157-2”), to partially defer FASB Statement No. 157, “Fair Value Measurements” (“FAS 157”). FSP 157-2 defers the effective date of FAS 157 for nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), to fiscal years, and interim periods within those fiscal years, beginning after November 15, 2008. We are currently evaluating the impact of adopting the provisions of FAS 157 as it relates to non-financial assets and liabilities

In October 2008, the FASB issued FASB Staff Position FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarified the application of FAS 157. FSP 157-3 demonstrated how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The implementation of this standard did not have an impact on our condensed financial statements.

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

Noncontrolling Interest in Consolidated Financial Statements – In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements (“SFAS 160”).  SFAS 160 re-characterizes minority interests in consolidated subsidiaries as non-controlling interests and requires the classification of minority interest as a component of equity.  Under SFAS 160, a change in control will be measured at fair value, with any gain or loss recognized in earnings.  The effective date for SFAS 160 is for annual periods beginning on or after December 15, 2008.  Early adoption and retroactive application of SFAS 160 to fiscal years preceding the effective date are not permitted.  The Company will evaluate the impact of SFAS 160 on the financial statements should it complete a business acquisition within the Company's required timeframe (prior to November 7, 2009).

Disclosures about Derivative Instruments and Hedging Activities – In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  SFAS No. 161 requires companies to provide enhanced disclosures regarding derivative instruments and hedging activities in order to better convey the purpose of derivative use in terms of risk management.  Disclosures about (i) how and why an entity used derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect a company’s financial position, financial performance, and cash flows, are required.  This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008.  The Company is currently evaluating the impact, if any, that the adoption of SFAS No. 161 will have on its consolidated financial position and results of operations.

The Hierarchy of Generally Accepted Accounting Principles – In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  (“SFAS 162”).  SFAS 162 sets forth the sources of accounting principles and the framework, or hierarchy, for selecting principles to be used in financial statement preparation.  Prior to the issuance of SFAS 162, the GAAP hierarchy was defined in the American Institute of Certified Public Accountants Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.  SFAS 162 will be effective following approval by the Securities and Exchange Commission (“SEC”).  The FASB does not expect the issuance of SFAS 162 to result in a change in current practice.

Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property – In December 2007, the FASB ratified EITF Issue No. 07-1, Accounting for Collaborative Arrangements Related to the Development and Commercialization of Intellectual Property.  The EITF concluded that a collaborative arrangement is one in which the participants are actively involved and are exposed to significant risks and rewards that depend on the ultimate commercial success of the endeavor.  Revenues and costs incurred with third parties in connection with collaborative arrangements would be presented gross or net based on the criteria in EITF Issue No. 99-19, Reporting Revenue Gross as a Principal versus Net as an Agent, and other accounting literature.  Payments to or from collaborators would be evaluated and presented based on the nature of the arrangement and its terms, the nature of the entity’s business, and whether those payments are within the scope of other accounting literature.  The nature and purpose of collaborative arrangements are to be disclosed along with the accounting policies and the classification and amounts of significant financial statement amounts related to the arrangements.  Activities in the arrangement conducted in a separate legal entity should be accounting for under other accounting literature; however required disclosure under EITF 07-1 applies to the entire collaborative agreement.  This Issue is effective for fiscal years beginning after December 15, 2008, and is to be applied retrospectively to all periods presented for collaborative arrangements existing as of the effective date. The Company is currently evaluating the impact that this pronouncement may have on its consolidated financial position and results of operations.

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”), which is effective January 1, 2009. FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation. The Company is assessing the impact of adoption of FSP EITF 03-6-1 on its results of operations.

Note 4 — Initial Public Offering

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

Note 5 —Related Party Transactions

In July 2007, the Company issued 7,187,500 shares ("Initial Shares") of common stock to the Staton Bell Blank Check LLC, an affiliate of certain of the Company's officers and directors as well as certain directors (the "Initial Stockholders") for $0.0035 per share or a total of $25,000.  This included an aggregate of 937,500 shares of common stock subject to forfeiture by the Staton Bell Blank Check LLC to the extent that the underwriters’ over-allotment was not exercised in full so that the Initial Stockholders would collectively own 20% of the issued and outstanding shares of common stock after the offering.   The underwriters’ over-allotment was not exercised and the Initial Stockholders forfeited these 937,500 shares when the option for over-allotment shares expired December 7, 2007.  At September 30, 2008, the Initial Shares outstanding total 6,250,000 shares.

The Company issued an unsecured promissory note totaling $350,000 to Staton Bell Blank Check LLC.  The note was non-interest bearing and payable on the earlier of July 18, 2008 or the consummation of the Offering by the Company.  This note was repaid in full by December 31, 2007.

The Company has agreed to pay $7,500 per month for office space and general and administrative services.  The office space is being leased from Bell & Staton, Inc., an affiliate of the Company’s officers and directors.  Services commenced on the effective date of the Proposed Offering and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.    For the three months and nine months ended September 30, 2008 and the period from July 9, 2007 (inception) through September 30, 2008, the Company paid $22,500, $67,500 and $80,750 of expense, respectively related to this agreement which is included in formation and operating costs in the accompanying Statement of Operations.

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

Note 6 - Commitments and contingencies

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

Note 7 – Income Taxes

The Company’s provision for income taxes consists of:

	Three Months Ended September 30, 2008 (unaudited)	Nine Months Ended September 30, 2008 (unaudited)	July 9, 2007 (inception) through September 30, 2008 (unaudited)
Current:
Federal	$408,250	$1,581,250	$2,112,050
State	70,250	271,000	361,862
Total current	$478,500	$1,852,250	$2,473,912
Deferred	-	-	-
Provision for income taxes	$478,500	$1,852,250	$2,473,912

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations is summarized below:

	Three Months Ended September 30, 2008 (unaudited)	Nine Months Ended September 30, 2008 (unaudited)	July 9, 2007 (inception) through September 30, 2008 (unaudited)
Computed expected tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.6%	3.6%	3.6%
Change in valuation allowance	4.5%	3.1%	3.1%
Effective tax rate	43.1%	41.7%	41.7%

The Company recorded a deferred income tax asset of approximately $191,000 at September 30, 2008 and $64,000 at December 31, 2007 for the cumulative tax effect of temporary differences resulting from the capitalization of substantially all of its operating expenses for income tax purposes. However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it is not more likely than not that the benefit will be realized.

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

The financial statements, except for the December 31, 2007 balance sheet and the statement of stockholders' equity and income for the year ended December 31, 2007, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2007 as presented in our Annual Report on Form 10-K.  In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2008 and December 31, 2007, and the results of operations for the three months ended September 30, 2008, the nine months ended September 30, 2008 and the period from inception (July 9, 2007) through September 30, 2008, and stockholders’ equity and cash flows for the nine months ended September 30, 2008 and the period from inception (July 9, 2007) through September 30, 2008. Because the Company is in the development stage and looking at targets for a potential business combination, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

Overview

We are a Delaware blank check company incorporated on July 9, 2007 in order to serve as a vehicle for the acquisition of one or more operating businesses.

On November 6, 2007, Staton Bell Blank Check LLC, an affiliate of certain of our officers and directors ("SBBC"), purchased an aggregate of 7,500,000 Insider Warrants (the "Insider Warrants") from us in a private placement transaction at a purchase price of $1.00 per Insider Warrant (the "Private Placement").  The Insider Warrants are identical to the Warrants underlying the Units issued in our IPO except that the Insider Warrants will be (i) exercisable on a “cashless basis”, and (ii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates.  Staton Bell Blank Check LLC has agreed that the Insider Warrants will not be sold or transferred by them until the later of November 7, 2008 and thirty days after we complete a business combination.

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

Through September 30, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the Private Placement and our IPO.

On August  23, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with SBBC, EAC I LLC, a Delaware limited liability company and our wholly owned subsidiary (“Merger Sub 1”), EAC II Corp., a Delaware corporation and a wholly owned subsidiary of Merger Sub 1 (“Merger Sub 2”), WF Capital Holdings, Inc., a Delaware corporation (“Workflow”), certain stockholders of Workflow (the “Securityholders”) and Perseus, L.L.C., a Delaware limited liability company, solely in its capacity as the representative of the Securityholders, in connection with the merger contemplated thereunder (the “Merger”).

Pursuant to the terms of the Merger Agreement, Merger Sub 2 will merge with and into Workflow, with Workflow continuing as the surviving corporation, and immediately thereafter, Workflow will merge with and into Merger Sub 1, with Merger Sub 1 continuing as the surviving entity.  As a result of the mergers, we will acquire 100% of the outstanding capital stock of Workflow, and in consideration therefore assume indebtedness of Workflow of up to $490.0 million and pay the stockholders of Workflow an aggregate of $179.0 million in Enterprise common stock.  To the extent that the indebtedness of Workflow is less or greater than $490.0 million at the closing of the merger, the common stock portion of the purchase price will be adjusted accordingly.  In addition to the aggregate purchase price, management will be eligible to receive bonus payments of up to $50.0 million based on the market performance of the combined entity’s publicly traded shares following the Merger.

The closing of the Merger is subject to the approval by the holders of our common stock.  In addition, the closing of the Merger is conditioned upon the following: (a) holders of 30% or more of the shares of  our common stock issued in our initial public offering and outstanding immediately before the closing shall have not exercised their rights to convert their shares into cash, as permitted by our Amended and Restated Certificate of Incorporation; (b) SBBC shall have purchased up to $10,000,000 of our common stock in the open market at prices not to exceed $9.99 per share; and (c) the acquisition of certain businesses by Workflow shall have been completed.  The closing of the Merger is also subject to customary regulatory approvals, including approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, and other customary closing conditions.

The Merger Agreement provides for certain termination rights for both Enterprise and Workflow under specified circumstances, including in the event that the closing of the transactions contemplated by the Merger Agreement has not occurred by February 28, 2009.

As of September 30, 2008, after giving effect to our IPO and our operations subsequent thereto, including our withdrawal of approximately, $4.2 million of the interest earned on the funds held in the trust account through September 30, 2008 for taxes and operating expenses, approximately $249.9 million was held in trust and we had $24,635 of unrestricted cash, and approximately $0.9 million of the $2.45 million that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

We have incurred approximately $1.6 million in deferred acquisition costs that have been capitalized while a transaction with a potential target business is being investigated.  As of September 30, 2008, we have paid approximately $1.1 million of these charges with the balance to be paid in the fourth quarter.  If the target business is not acquired or the transaction is treated as a recapitalization or reverse merger for accounting purposes, these costs will be expensed.

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled approximately $160,000 for the three months ended September 30, 2008 and approximately $483,000 for the nine months ended September 30, 2008.  Operating expenses were comprised primarily of accounting, legal, franchise taxes, printing fees and expenses.

We had interest income net of expenses earned on marketable securities held in the Trust Account of approximately $0.9 million for the quarter ended September 30, 2008 and approximately $4.2 million for the nine months ended September 30, 2008.  Interest income excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts for operating purposes up to $2.45 million and amounts equal to any taxes payable by us relating to such interest earned, will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for an effective tax rate of approximately 43.1% for the three months ended September 30, 2008 and 41.7% on an inception to date basis primarily because of state income taxes and the nondeductible portion of formation costs and a valuation allowance.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008.  Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the third quarter of the fiscal year ended December 31, 2008.

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

Date: November 14, 2008

/s/ Daniel C. Staton

Daniel C. Staton

Chief Executive Officer

(Principal Executive Officer)

Date: November 14, 2008

/s/ Ezra Shashoua

Ezra Shashoua

Chief Financial Officer

(Principal Financial Officer)