Form 10-K
period 2008-12-31
Enterprise Acquisition Corp.
filed 2009-03-16
CIK 1406391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Fiscal Year Ended December 31, 2008

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

(561) 988-1700

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange on which registered
Units, each consisting of one share of Common Stock, $0.0001 par value, and One Warrant to Purchase Common Stock	NYSE Amex

Common Stock, $0.0001 par value	NYSE Amex

Warrants to Purchase Common Stock	NYSE Amex

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

Large accelerated filer ☐      Accelerated filer ☒      Non-accelerated filer ☐      Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☒ NO ☐

The aggregate market value of the Registrant's voting or non-voting equity held by non-affiliates of the registrant as of June 30, 2008, the last business day of the registrant's most recently completed second fiscal quarter, computed by reference to the closing sale price for the Registrant’s Common Stock on that date as reported on NYSE Amex, was approximately $233,000,000.

The number of outstanding shares of the Registrant’s common stock as of March 13, 2009 was 31,250,000.

TABLE OF CONTENTS

PART I

3

Item 1.

Business

3

Item 1A.

Risk Factors

11

Item 1B.

Unresolved Staff Comments

23

Item 2.

Facilities

23

Item 3.

Legal Proceedings

23

Item 4.

Submission of Matters to a Vote of Security Holders

23

PART II

24

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

24

Item 6.

Selected Financial Data

24

Item 7.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

26

Item 7A.

Quantitative and Qualitative Disclosures About Market Risk

28

Item 8.

Financial Statements and Supplementary Data

29

Item 9.

Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

29

Item 9A.

Controls and Procedures

29

Item 9B.

Other Information

30

PART III

31

Item 10.

Directors, Executive Officers and Corporate Governance

31

Item 11.

Executive Compensation

35

Item 12.

Security Ownership of Certain Beneficial Owners and Management

35

Item 13.

Certain Relationships and Related Transactions

37

Item 14.

Principal Accountant Fees and Services

37

PART IV

39

Item 15.

Exhibits and Financial Statement Schedules

39

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

•

delisting of our securities from the NYSE Amex (formerly the American Stock Exchange) or an inability to have our securities quoted on the NYSE Amex following a business combination;

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

On November 6, 2007, Staton Bell Blank Check LLC, an affiliate of certain of our officers and directors ("SBBC"), purchased an aggregate of 7,500,000 Insider Warrants (the "Insider Warrants") from us in a private placement transaction at a purchase price of $1.00 per Insider Warrant (the "Private Placement").  The Insider Warrants are identical to the Warrants underlying the Units issued in our IPO except that the Insider Warrants will be (i) exercisable on a “cashless basis”, and (ii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates.  Staton Bell Blank Check LLC has agreed that the Insider Warrants will not be sold or transferred by them until thirty days after we complete a business combination.

On November 7, 2007, the registration statement (File No. 333-145154) for our initial public offering of 25,000,000 units (the “IPO”), each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (a "Warrant") was declared effective by the Securities and Exchange Commission ("SEC"). We completed the IPO on November 14, 2007, resulting in total gross proceeds of $250,000,000.  The managing underwriters for the IPO were UBS Securities LLC and Ladenburg Thalmann & Co. Inc.  Of the net proceeds after offering expenses of the IPO and the private placement, $247,575,000 was placed in a trust account maintained at Continental Stock Transfer & Trust Company (the "Trust Account").  The proceeds in the Trust Account include $8.375 million of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a business combination.  The remaining proceeds outside of the Trust Account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, tax expenses and continuing general and administrative expenses.  In addition, up to $2,450,000 of the interest earned on the funds held in the Trust Account may have been, and as of December 31, 2008, has been, released to fund expenses related to investigating and selecting a target business and other working capital requirements, plus any amounts we may need to pay our tax obligations.

Each Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing on the completion of a business combination with a target business and expiring November 7, 2011, unless earlier redeemed.  The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the Warrant Agreement relating to the Warrants sold in the IPO, we are only required to use our best efforts to maintain the effectiveness of the registration statement covering the Warrants.  We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to cash settle or net cash settle the attempted warrant exercise.  Consequently, the Warrants may expire unexercised and unredeemed.

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

Through December 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the Private Placement and our IPO.

On August  23, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WF Capital Holdings, Inc., a Delaware corporation (“Workflow”), certain stockholders of Workflow (the “Securityholders”) and Perseus, L.L.C., a Delaware limited liability company, solely in its capacity as the representative of the Securityholders, pursuant to which the Company would acquire 100% of the outstanding capital stock of Workflow.

On March 2, 2009, Enterprise announced that the Merger Agreement had been terminated due to the fact that the closing of the Merger had not occurred on or before February 28, 2009, the termination date as set forth in the Merger Agreement.  In connection with the termination of the Merger Agreement, SBBC has suspended purchases of Enterprise's common stock in the open market under its pending 10b5-1 plan.  Under the 10b5-1 plan, SBBC was obligated to purchase up to $10,000,000 of Enterprise's common stock at prices not to exceed $9.99 per share, subject to the conditions of Rule 10b-18 (which includes certain manner, timing, price and volume limitations).  Pursuant to its Amended and Restated Certificate of Incorporation, Enterprise will actively seek an alternative business combination with a target business prior to November 7, 2009.

As of December 31, 2008, after giving effect to our IPO and our operations subsequent thereto, including our withdrawal of approximately $4.5 million of the interest earned on the funds held in the trust account through December 31, 2008 for taxes and operating expenses, approximately $250 million was held in trust and we had approximately $2,000 of unrestricted cash, and approximately $0.8 million of the $2.45 million that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

We have incurred approximately $1.6 million in deferred acquisition costs that were capitalized during 2008 while a transaction with a potential target business is being investigated.  As of December 31, 2008, we have paid approximately $1.1 million of these charges with the balance to be paid in 2009.  These costs were expensed in the fourth quarter of 2008 when it became probable an acquisition would not close before January 1, 2009, the effective date of FASB Statement No. 141(R).

Effecting a Business Combination

General

We are not presently engaged in, and we will not engage in, any substantive commercial business unless we compete an acquisition.  We intend to utilize cash derived from the proceeds of our IPO, our capital stock, debt or a combination of these in effecting a business combination. Although substantially all of the net proceeds of our IPO are intended to be applied generally toward effecting a business combination as described in our IPO prospectus, the proceeds are not otherwise being designated for any more specific purposes. Accordingly, investors in our IPO are investing without first having an opportunity to evaluate the specific merits or risks of any one or more business combinations. A business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various federal and state securities laws. In the alternative, we may seek to consummate a business combination with a company that may be financially unstable or in its early stages of development or growth. While we may seek to effect simultaneous business combinations with more than one target business, we will probably have the ability, as a result of our limited resources, to effect only a single business combination.

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

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are approximately 156 blank check companies that have completed initial public offerings in the United States with more than $10.2 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Form 10-K and prior to our completion of a business combination. Additionally, we may be subject to competition from entities other than blank check companies having a business objective similar to ours, including venture capital firms, leverage buyout firms and operating businesses looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors.  While we believe there may be numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business. Further, the following may not be viewed favorably by certain target businesses:

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

We are a recently incorporated development stage company with no operating results to date. Therefore, our ability to commence operations is dependent upon obtaining financing through the public offering of our securities. Since we do not have an operating history, you will have no basis upon which to evaluate our ability to achieve our business objective, which is to acquire an operating business.  We will not generate any revenues until, at the earliest, after the consummation of a business combination.  The report of the independent registered public accounting firm that audited our financial statements includes a "going concern" explanatory paragraph due to the possibility that we may not consummate a business combination within the required time frame, which will require us to dissolve and liquidate.

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

Since the net proceeds of our IPO are intended to be used to complete a business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since our securities are listed on the NYSE Amex, a national securities exchange, and we had net tangible assets in excess of $5,000,000 upon the successful consummation of our IPO and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors of blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules such as completely restricting the transferability of our securities, requiring us to complete a business combination within 18 months of the effective date of the initial registration statement and restricting the use of interest earned on the funds held in the trust account. Because we are not subject to Rule 419, our units will be immediately tradable, we will be entitled to withdraw a certain amount of interest earned on the funds held in the trust account prior to the completion of a business combination and we have a longer period of time to complete such a business combination than we would if we were subject to such rule.

Because there are numerous companies with a business plan similar to ours seeking to effectuate a business combination, it may be more difficult for us to do so.

Since August 2003, based upon publicly available information, approximately 156 similarly structured blank check companies have completed initial public offerings in the United States. Of these companies, only 57 companies have consummated a business combination, while 23 other companies have announced they have entered into a definitive agreement for a business combination, but have not consummated such business combination, and 20 companies have failed to complete business combinations and have either dissolved or announced their intention to dissolve and return trust proceeds to their stockholders. Accordingly, there are approximately 56 blank check companies with more than $10.2 billion in trust that are seeking to carry out a business plan similar to our business plan. Furthermore, there are a number of additional offerings for blank check companies that are still in the registration process but have not completed initial public offerings and there are likely to be more blank check companies filing registration statements for initial public offerings after the date of this Form 10-K and prior to our completion of a business combination. While some of those companies must complete a business combination in specific industries, a number of them may consummate a business combination in any industry they choose. Therefore, we may be subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate a business combination within the required time periods.

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

Staton Bell Blank Check LLC’s obligation to purchase common stock in the open market commencing on September 9, 2008 and ending on the business day immediately preceding the record date for the meeting of stockholders at which the Merger is voted upon by our stockholders may support the market price of the common stock and/or warrants during such period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of the common stock and/or warrants.

Staton Bell Blank Check LLC, one of our initial stockholders, has agreed, pursuant to an agreement with the underwriters in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase up to $10.0 million of our common stock in the open market, at market prices not to exceed $9.99, commencing on September 9, 2008 and ending on the business day immediately preceding the record date for the meeting of stockholders at which the Merger is to be voted upon by our stockholders.  Due to the termination of the Merger Agreement with Workflow, purchases under this agreement have been suspended pending the announcement of an alternative business combination. As of December 31, 2008, Staton Bell Blank Check LLC has acquired 122,700 shares of the Company's stock pursuant to a 10b-5 plan. Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton have agreed to purchase such securities in the event that Staton Bell Blank Check LLC is unable to satisfy its obligations under this agreement.  Staton Bell Blank Check LLC will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased in the open market pursuant to such agreement until six months following the consummation of the Merger.  Consequently, if the market does not view the Merger positively, these purchases may have the effect of counteracting the market’s view of the Merger, which would otherwise be reflected in a decline in the market price of our securities.  The termination of the support provided by these purchases may materially adversely affect the market price of our securities.

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

Our officers and directors are not required to commit any specified amount of time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We do not intend to have any full time employees prior to the consummation of a business combination. All of our executive officers are engaged in several other business endeavors (none of which are blank check companies) and are not obligated to devote any specific number of hours to our affairs. With the exception of Mr. Staton, officers and directors each currently devote less than 10 hours per week to our business and affairs. Mr. Staton, our President, Chief Executive Officer and Director, currently serves as Managing Director of Staton Capital LLC, a private investment firm. Mr. Bell, our Chairman of the Board of Directors and Treasurer, currently serves as Managing Director of Marc Bell Capital Partners LLC, an investment firm which invests in media and entertainment ventures, real estate, and distressed assets, and as the President and Chief Executive Officer of FriendFinder Networks Inc. (formerly Penthouse Media Group, Inc.) Mrs. Staton, our Corporate Secretary, currently serves as a Managing Director of Staton Capital LLC. Mr. Paperin, one of our Directors, currently serves as Executive Vice President of the Soros Foundation, a worldwide private philanthropic foundation, and served on the Board of Directors of Community Bankers Acquisition Corp., a blank check company formed to acquire an operating business in the banking industry. Mr. Steiner, one of our Directors, is a Broadway theatrical producer and an owner of Desiree Productions, an in-theatre merchandising company. Mr. Zimmerman, one of our Directors, currently serves as Chairman of Zimmerman Advertising, an advertising agency and is a co-owner of the Florida Panthers, an NHL hockey team. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate a business combination. We cannot assure you that these conflicts will be resolved in our favor. As a result, a potential target business may be presented to another entity prior to its presentation to us and we may miss out on a potential transaction.

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

The NYSE Amex may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE Amex, a national securities exchange.  We cannot assure you that our securities will continue to be listed on the NYSE Amex in the future prior to a business combination. In order to continue listing our securities on the NYSE Amex prior to a business combination, we must maintain certain financial, distribution and stock price levels. Generally, we must maintain a minimum amount in stockholders’ equity (generally between $2,000,000 and $4,000,000) and a minimum number of public stockholders (generally between 300 and 400 stockholders). Additionally, our common stock cannot have what is deemed to be a “low selling price” as determined by the NYSE Amex. Additionally, in connection with our business combination, it is likely that the NYSE Amex will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. The initial listing requirements are basically the same as the continued listing requirements, but are more stringent. For instance, our stock price would generally be required to be at least $3 per share and our stockholders’ equity would generally be required to be at least $4 million. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

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

We expect to encounter intense competition from entities other than blank check companies having a business objective similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions.  Many of these entities are well established and have extensive experience in identifying and effecting business combinations directly or through affiliates.  Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors.  While we believe that there are numerous potential target businesses that we could acquire with the net proceeds of our IPO, our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources.  This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses.  Furthermore, the obligation we have to seek stockholder approval of a business combination may delay the consummation of a transaction.  Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses.  Any of these obligations may place us at a competitive disadvantage in successfully negotiating a business combination.  Because only 80 of the 156 blank check companies that have gone public in the United States since August 2003 have either consummated a business combination or entered into a definitive agreement for a business combination, it may indicate that there are fewer attractive target businesses available to such entities like our company or that many privately held target businesses are not inclined to enter into these types of transactions with publicly held blank check companies like ours.  If we are unable to consummate a business combination with a target business within the prescribed time periods, we will be forced to liquidate.

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

We have issued warrants to purchase 25,000,000 shares of common stock as part of the units sold in our IPO and the insider warrants to purchase 7,500,000 shares of common stock.  The warrants become exercisable upon the completion of a business combination with a target business, provided that a registration statement relating to the common stock issuable upon exercise of the warrants is effective and current. To the extent we issue shares of common stock to effect a business combination, the potential for the issuance of a substantial number of additional shares upon exercise of these warrants and option could make us a less attractive acquisition vehicle in the eyes of a target business. Such securities, when exercised, will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete the business combination. Accordingly, our warrants may make it more difficult to effectuate a business combination or increase the cost of acquiring the target business. Additionally, the sale, or even the possibility of sale, of the shares underlying the warrants could have an adverse effect on the market price for our securities or on our ability to obtain future financing. If and to the extent these warrants are exercised, you may experience dilution to your holdings.

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

Item 4.

Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of our shareholders during the fourth quarter of the fiscal year ended December 31, 2008.

PART II

Item 5.

Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our units, common stock and warrants are listed on the NYSE Amex under the symbols “EST.U,” “EST” and “EST.WS,” respectively. The following table sets forth the range of high and low sales prices for the units, common stock and warrants for the periods indicated since the units commenced public trading on November 8, 2007, and since the common stock and warrants commenced public trading separately on December 3, 2007:

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2007:
Fourth Quarter	$10.25	9.75	9.15	8.98	0.95	0.78

2008
First Quarter	$9.95	9.53	9.22	9.03	0.92	0.40
Second Quarter	$10.00	9.40	9.34	9.10	0.72	0.21
Third Quarter	$9.95	9.25	9.54	9.11	0.90	0.05
Fourth Quarter	$9.70	8.60	9.20	8.46	0.20	0.01

Holders of Common Equity

As of March 13, 2009, we had five stockholders of record of our outstanding common stock, one holder of record of our outstanding units, and two holders of record of our outstanding warrants.  We believe that there are a greater number of beneficial owners of shares of our common stock, units and warrants.

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

Item 6.

          Selected Financial Data

Results of Operations

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Annual Report on Form 10-K for the year ended December 31 2008 and for the periods from July 9, 2007 (inception) to December 31, 2008 and 2007, and as of December 31, 2008 and 2007. The following data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements including the notes thereto, included elsewhere in this Annual Report on Form 10-K.

SELECTED FINANCIAL DATA

ENTERPRISE ACQUISITION CORP

DECEMBER 31, 2008

Income Statement Data	Year ended December 31, 2008	Period from July 9, 2007 (date of inception) to December 31, 2007	Period from July 9, 2007 (date of inception) to December 31, 2008

Operating costs	($2,309,375)	($163,275)	($2,472,650)
Interest income	5,425,560	1,652,252	7,077,812
Income before taxes	3,116,185	1,488,977	4,605,162
Provision for taxes	(2,041,750)	(621,662)	(2,663,412)
Net Income	$ 1,074,435	$ 867,315	$1,941,750

Weighted average number of common shares
outstanding:
Basic	23,750,001	12,990,330
Diluted	29,697,713	16,129,865

Net income per share:
Basic	$.02	$.07
Diluted	$.02	$.05

Balance Sheet Data	December 31, 2008	December 31, 2007

Cash	$2,086	$33,381
Cash held in trust available for operations	832,108	1,454,380
Prepaid expenses	35,927	137,656
Prepaid federal and state income tax	26,954	-
Cash held in trust	249,292,394	247,575,000
Total Assets	$250,189,469	$249,200,417

Total Liabilities	$8,968,269	$9,053,652
Common stock subject to possible redemption	74,249,990	74,249,990
Interest income attributable to common stock subject to possible conversion (net of income taxes of $340,665 at December 31, 2008)	587,577	-
Total Stockholders Equity	166,383,633	165,896,775
Total Liabilities and Stockholders Equity	$250,189,469	$249,200,417

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

On November 6, 2007, Staton Bell Blank Check LLC, an affiliate of certain of our officers and directors ("SBBC"), purchased an aggregate of 7,500,000 Insider Warrants (the "Insider Warrants") from us in a private placement transaction at a purchase price of $1.00 per Insider Warrant (the "Private Placement").  The Insider Warrants are identical to the Warrants underlying the Units issued in our IPO except that the Insider Warrants will be (i) exercisable on a “cashless basis”, and (ii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates.  Staton Bell Blank Check LLC has agreed that the Insider Warrants will not be sold or transferred by them until thirty days after we complete a business combination.

On November 7, 2007, the registration statement (File No. 333-145154) for our initial public offering of 25,000,000 units (the “IPO”), each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (a "Warrant") was declared effective by the Securities and Exchange Commission ("SEC"). We completed the IPO on November 14, 2007, resulting in total gross proceeds of $250,000,000.  The managing underwriters for the IPO were UBS Securities LLC and Ladenburg Thalmann & Co. Inc.  Of the net proceeds after offering expenses of the IPO and the private placement, $247,575,000 was placed in a trust account maintained at Continental Stock Transfer & Trust Company (the "Trust Account").  The proceeds in the Trust Account include $8.375 million of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a business combination.  The remaining proceeds outside of the Trust Account may have been, and as of December 31, 2008, has been  used to pay for business, legal and accounting due diligence on prospective acquisitions, tax expenses and continuing general and administrative expenses.  In addition, up to $2,450,000 of the interest earned on the funds held in the Trust Account may have been, and as of December 31, 2008 has been, released to fund expenses related to investigating and selecting a target business and other working capital requirements, plus any amounts we may need to pay our tax obligations.

Each Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing on the completion of a business combination with a target business and expiring November 7, 2011, unless earlier redeemed.  The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given. In accordance with the Warrant Agreement relating to the Warrants sold in the IPO, we are only required to use our best efforts to maintain the effectiveness of the registration statement covering the Warrants.  We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to cash settle or net cash settle the attempted warrant exercise.  Consequently, the Warrants may expire unexercised and unredeemed.

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

Through December 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the Private Placement and our IPO.

On August  23, 2008, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WF Capital Holdings, Inc., a Delaware corporation (“Workflow”), certain stockholders of Workflow (the “Securityholders”) and Perseus, L.L.C., a Delaware limited liability company, solely in its capacity as the representative of the Securityholders, pursuant to which the Company would acquire 100% of the outstanding capital stock of Workflow.

On March 2, 2009, Enterprise announced that the Merger Agreement had been terminated due to the fact that the closing of the Merger had not occurred on or before February 28, 2009, the termination date as set forth in the Merger Agreement.  In connection with the termination of the Merger Agreement, SBBC has suspended purchases of Enterprise's common stock in the open market under its pending 10b5-1 plan.  Under the 10b5-1 plan, SBBC was obligated to purchase up to $10,000,000 of Enterprise's common stock at prices not to exceed $9.99 per share, subject to the conditions of Rule 10b-18 (which includes certain manner, timing, price and volume limitations).  Pursuant to its Amended and Restated Certificate of Incorporation, Enterprise will actively seek an alternative business combination with a target business prior to November 7, 2009.

As of December 31, 2008, after giving effect to our IPO and our operations subsequent thereto, including our withdrawal of approximately $4.5 million of the interest earned on the funds held in the trust account through December 31, 2008 for taxes and operating expenses, approximately $250 million was held in trust and we had approximately $2,000 of unrestricted cash, and approximately $0.8 million of the $2.45 million that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled approximately $2.3 million for the year ended December 31, 2008 and approximately $0.2 million for the period ended December 31, 2007.  Operating expenses were comprised primarily of accounting, legal, franchise taxes, printing fees and expenses.

We had interest income net of expenses earned on marketable securities held in the Trust Account of approximately $4.5 million for the year ended December 31, 2008 and approximately $1.6 million for the period ended December 31, 2007.  Interest income excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion and, except for amounts for operating purposes of $2.45 million and amounts equal to any taxes payable by us relating to such interest earned ($7.1 million at December 31, 2008), will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for an effective tax rate of approximately 65.5% for the year ended December 31, 2008 and 57.8% on an inception to date basis primarily because of state income taxes and the nondeductible portion of formation costs, due diligence and acquisition costs and a valuation allowance.

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

Going Concern

Our financial statements are prepared using generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. We have had no revenues and have generated no operations. In order to continue as a going concern and achieve a profitable level of operation, we will need, among other things, additional capital resources and to develop a consistent source of revenues. Our plan includes seeking a business combination with an existing operating company.

Our ability to continue as a going concern is dependent upon our ability to successfully accomplish the plan described in the preceding paragraph and eventually attain profitable operations. The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Enterprise Acquisition Corp. is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s chief executive and chief financial officers and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and

•

provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risks that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. A control system, no matter how well designed and operated, can provide only reasonable, but not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”).

Based on our assessment, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008.

The Company’s independent registered public accounting firm, Eisner LLP, has issued an audit report on the Company’s internal control over financial reporting. Their report appears below.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Enterprise Acquisition Corp

We have audited the internal control over financial reporting of Enterprise Acquisition Corp.(“the Company) as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Enterprise Acquisition Corp’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Enterprise Acquisition Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the balance sheets of Enterprise Acquisition Corp. as of December 31, 2008 and 2007 and the related statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008, for the period from July 9, 2007 (inception) through December 31, 2007 and for the period from July 9, 2007 (inception) through December 31, 2008, and our report dated March 16, 2009 expressed an unqualified opinion on those financial statements and included an explanatory paragraph about the Company’s ability to continue as a going concern.

/s/ EISNER LLP

New York, New York

March 16, 2009

Item 9B.

Other Information

Not applicable.

PART III

Item 10.

Directors, Executive Officers and Corporate Governance

Our current directors and executive officers are as follows:

Name	Age	Position
Daniel C. Staton	56	President, Chief Executive Officer and Director
Marc H. Bell	41	Chairman of the Board and Treasurer
Ezra Shashoua	54	Chief Financial Officer
Maria Balodimas Staton	39	Corporate Secretary
Stewart J. Paperin	61	Director
Richard Steiner	63	Director
Jordan Zimmerman	53	Director

Below is a summary of the business experience of each of our executive officers and directors.

Daniel C. Staton has served as our President and Chief Executive Officer and as a member of our Board of Directors since our inception. Mr. Staton has served as Managing Director of Staton Capital LLC, a private investment firm, since 2003 and as President of The Walnut Group, a private investment firm that has made over 20 private equity and venture capital investments, from 1997 to January 2007. Prior to forming The Walnut Group, Mr. Staton served as General Manager and partner of Duke Associates from 1981 to 1993. With its initial public offering, Mr. Staton became Chief Operating Officer and a director of Duke Realty Investments, Inc. (NYSE: DRE), a real estate investment trust, from 1993 to 1997. Mr. Staton served as Chairman of the Board of Directors of Storage Trust Realty, a real estate investment trust, from 1997 to 1999, and led its merger with Public Storage (NYSE: PSA), where he has served on the Board of Directors since 1999. The Walnut Group was an initial investor and Mr. Staton served as director of Build-A-Bear Workshop (NYSE: BBW), a specialty retailer with over 300 stores, from 1998 until its initial public offering in 2004. The Walnut Group was an initial investor in Deal$: Nothing Over a Dollar, a specialty retailer which grew from one location to sixty-seven locations until its sale to Supervalu Inc. in 2002. In connection with other investments by The Walnut Group, Mr. Staton served as a director of Ameristop, a convenience store operator with over 140 locations, from 1998 to 2003, as a director of Skylight Financial, a credit card company for the “underbanked”, from 1998 until its sale in July 2007, and as a director of Changing Paradigms, a leader in private-label household products, from 1999 until its sale in 2006. Mr. Staton has also served as the Chairman of the Board of FriendFinder Networks Inc. (formerly Penthouse Media Group, Inc.), a branded multimedia group, since 2004. Mr. Staton also invested in and served as a director of United Sports Ventures, owner of three minor-league baseball and four minor-league hockey teams, from 1997 to 2002. Mr. Staton has co-produced or invested in numerous successful Broadway musicals, including The Producers, Hairspray, Jersey Boys, which won the Tony Award for “Best Musical,” and Smokey Joe’s Café, Broadway’s longest-running musical revue. Mr. Staton majored in Finance at the University of Missouri and holds a B.S. degree in Specialized Business from Ohio University and a B.S. degree in Business (Management) from California Coast University. Mr. Staton has served as Executive in Residence at both the University of Missouri and Ohio University. Mr. Staton is the spouse of Maria Balodimas Staton, our Corporate Secretary.

Marc H. Bell has served as our Chairman of the Board of Directors and Treasurer since our inception. Mr. Bell has served as Managing Director of Marc Bell Capital Partners LLC, an investment firm which invests in media and entertainment ventures, real estate, and distressed assets, since 2003. Mr. Bell has also served as the President and Chief Executive Officer of FriendFinder Networks Inc. (formerly Penthouse Media Group, Inc.) since 2004. Previously, Mr. Bell was the founder and President of Globix Corporation, a full-service commercial Internet Service Provider with data centers and a private network with over 20,000 miles of fiber spanning the globe. Mr. Bell served as Chairman of the Board of Globix Corporation from 1998 to 2002 and Chief Executive Officer from 1998 to 2001. Globix, which went public in 1996 under the name Bell Technology Group, Ltd. and was renamed Globix Incorporated in 1998, offered Internet connectivity and sophisticated Internet-based solutions to large and medium size companies, through a host of vertically-integrated businesses originally established or acquired by Mr. Bell or his affiliates. Globix was also an initial investor in NetSat Express, a satellite communications joint venture with Globecomm Systems, Inc. and Reuters, which was later sold to Globecomm. Globix filed a voluntary bankruptcy petition in January 2002, which included a pre-packaged plan with its creditors. The plan, which was lead by Mr. Bell, was confirmed by the bankruptcy court in March 2002. Mr. Bell remained the Chairman of Globix until

2003. Mr. Bell was also a member of the Board of Directors of EDGAR Online, Inc., an Internet-based provider of filings made by public companies with the SEC, from 1998 to 2000. Mr. Bell has also been a co-producer of successful Broadway musicals, including Jersey Boys, which won the Tony Award for “Best Musical.” Mr. Bell is a member of the Board of Trustees of New York University and New York University School of Medicine. He is also Chairman of the Courant Institute of Mathematical Sciences at New York University and was an adjunct instructor at the Global Entrepreneurship Center of Florida International University, where he taught graduate courses in Entrepreneurship. Mr. Bell holds a B.S. degree in Accounting from Babson College and an M.S. degree in Real Estate Development from New York University.

Ezra Shashoua has been our Chief Financial Officer since January, 2008.  Mr. Shashoua has also served as the Chief Financial Officer of FriendFinder Networks Inc. (formerly Penthouse Media Group, Inc.), since September 2007.  Previously, from June 2003 to May 2007, he was Executive Vice President and Chief Financial Officer of Cruzan International, Inc., a Florida based publicly held spirits company which owned the Cruzan Rum brand and various manufacturing plants.  Prior to his employment at Cruzan, Mr. Shashoua served as Executive Vice President and Chief Financial Officer from 2001 to June 2003 at NationsRent, Inc. a publicly-held NYSE equipment rental company.  NationsRent filed a voluntary bankruptcy petition in December 2001.  The plan of restructure, which was led by Mr. Shashoua, was confirmed by the bankruptcy court in May 2003.  Mr. Shashoua had previously been at 7-Eleven, Inc. where he served in various roles of increasing responsibility over 18 years culminating in his appointment as Chief Financial Officer.  Mr. Shashoua started his career as an attorney at the law firm of Sonnenschein Nath and Rosenthal in Chicago.  He holds a B.A. from Northwestern University and a J.D. from Illinois Institute of Technology-Chicago Kent College of Law.

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

Director Independence

The NYSE Amex requires that a majority of our board must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

We have determined that each of Stewart J. Paperin, Richard Steiner and Jordan Zimmerman are independent directors as defined under the NYSE Amex listing standards. Our independent directors have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

Audit Committee

Our audit committee consists of Stewart J. Paperin as chairman, Richard Steiner and Jordan Zimmerman, each of whom is an independent director under the NYSE Amex listing standards. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

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

Financial Experts on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Amex listing standards. The NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE Amex that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Stewart J. Paperin satisfies the NYSE Amex definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Nominating Committee

Our nominating committee consists of Jordan Zimmerman as chairman, and Stewart J. Paperin and Richard Steiner, each of whom is an independent director under the NYSE Amex listing standards. The nominating committee is responsible for overseeing the selection of persons to be nominated to serve on our board of directors. The nominating committee considers persons identified by its members, management, shareholders, investment bankers and others.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires that our directors, executive officers and persons who beneficially own 10% or more of our common stock file with the SEC initial reports of ownership and reports of changes in ownership of our stock and our other equity securities. To our knowledge, based solely on a review of the copies of such reports furnished to us, during the year ended December 31, 2008, all such filing requirements applicable to our directors, executive officers and greater than 10% beneficial owners were complied with.

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

Item 12.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the beneficial ownership of our common stock as of March 13, 2009 by:

•

each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•

each of our officers and directors; and

•

all of our officers and directors as a group.

As of March  13, 2009, we had 31,250,000 shares of common stock issued and outstanding. Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner (2)	Amount and Nature of Beneficial Ownership (1)	Approximate Percentage of Outstanding Common Stock

Staton Bell Blank Check LLC (3)	6,252,700	20.9%
Daniel C. Staton (3)	3,126,350	10.0%
Marc H. Bell(3)	3,126,350	10.0%
Maria Balodimas Staton(3)	3,126,350	10.0%
Ezra Shashoua	25,000	*
Stewart J. Paperin	25,000	*
Richard Steiner	25,000	*
Jordan Zimmerman	25,000	*
All directors and executive officers as a group (7 individuals)	6,252,700	20.9%

5% Holders
HBK Investments L.P.(4)	3,124,900	10.0%
QVT Financial LP(5)	2,959,020	9.5%
Platinum Partners Value Arbitrage Fund LP(6)	2,495,800	8.0%
Satellite Asset Management, L.P.(7)	1,745,229	5.6%
Andrew M. Weiss, Ph.D.(8)	1,565,700	5.0%
Fir Tree, Inc.(9)	1,563,000	5.0%

 _________________

*less than 1%

(1)	Includes shares of common stock which the person has the right to acquire within 60 days of March 13, 2009.

(2)	Unless otherwise noted, the business address of each of the following is 6800 Broken Sound Parkway, Boca Raton, Florida 33487.

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

(5)

QVT Financial LP (“QVT Financial”) is the investment manager for QVT Fund LP (the “Fund”), which beneficially owns 2,477,342 shares of our common stock, and for Quintessence Fund L.P. (“Quintessence”), which beneficially owns 265,103 shares of our common stock. QVT Financial is also the investment manager for a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 216,575 shares of our common stock. QVT Financial has the power to direct the vote and disposition of our common stock held by the Fund, Quintessence and the Separate Account. Accordingly, QVT Financial may be deemed to be the beneficial owner of an aggregate amount of 2,959,020 shares of our common stock, consisting of the shares owned by the Fund and Quintessence and the shares held in the Separate Account.

QVT Financial GP LLC, as General Partner of QVT Financial, may be deemed to beneficially own the same number of shares of Common Stock reported by QVT Financial. QVT Associates GP LLC, as General Partner of the Fund and Quintessence, may be deemed to beneficially own the aggregate number of shares of Common Stock owned by the Fund and Quintessence, and accordingly, QVT Associates GP LLC may be deemed to be the beneficial owner of an aggregate amount of 2,742,445 shares of Common Stock.

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

(6)

Includes 2,495,800 shares of common stock and 2,377,200 warrants. The business address of Platinum Partners Value Aritrage Fund LP is 152 West 57th Street, 54th Floor, New York, New York 10019. The foregoing information is derived from a Schedule 13G filed with the SEC on November 13, 2007.

(7)

The general partner of Satellite Asset Management, L.P. is Satellite Fund Management LLC. Satellite Fund Management, L.P.'s Executive Committee makes investment decisions on behalf of Satellite Asset Management, L.P. and Satellite Fund Management LLCand investment decisions made by such Executive Committee, when necessary, are made through approval of a majority of the Executive Committee members. The business address of Satellite Asset Management. L.P. is 623 Fifth Avenue, 19th Floor, New York, NY 10022. The foregoing information is derived from a Schedule 13G/A filed on February 13, 2009.

(8)

Shares reported for Andrew Weiss include shares beneficially owned by a private investment partnership of which Weiss Asset Management is the sole general partner and which may be deemed to be controlled by Mr. Weiss, who is the Managing Member of Weiss Asset Management, and also includes shares held by a private investment corporation which may be deemed to be controlled by Mr. Weiss, who is the managing member of Weiss Capital, the Investment Manager of such private investment corporation. Dr. Weiss disclaims beneficial ownership of the shares reported herein as beneficially owned by him except to the extent of his pecuniary interest therein. The business address of Dr. Weiss is 29 Commonwealth Avenue, 10th Floor, Boston, Massachusetts 02116. The foregoing information is derived from a Schedule 13G filed on April 21, 2008.

(9)

Fir Tree, Inc. is the investment manager of Fir Tree SPAC Holdings 1, LLC   ("SPAC Holdings 1"), and has been granted investment discretion over portfolio investments held by SPAC Holdings 1. Fir Tree SPAC Master Fund, LP, a Cayman Islands exempted limited partnership is the sole member of SPAC Holdings 1. The business address of Fir Tree, Inc. and SPAC Holdings 1 is 505 Fifth Avenue, 23rd Floor, New York, New York 10017. The foregoing information is derived from a Schedule 13G filed on August 25, 2008.

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

Item 14.

Principal Accountant Fees and Services

Audit Fees. The aggregate fees for professional services rendered by Eisner LLP, our independent auditors, for the audits of our financial statements during fiscal years 2008 and 2007 and review of Form 10-Q which include fees related to our initial public offering and related audits were approximately $90,000 and $65,000, respectively.  All of the audit services provided by Eisner LLP to the Company in fiscal year 2008 were pre-approved by our audit committee.

Audit-Related Fees. Audit-related fees are for assurance and related services including, among others, consultation concerning financial accounting and reporting standards. There were no aggregate fees billed for audit-related services rendered by Eisner LLP for the fiscal years ended December 31, 2008 and 2007.

Tax Fees. There were no fees paid for tax compliance, tax planning and tax advice rendered by Eisner LLP for the fiscal years ended December 31, 2008 and 2007.

All Other Fees. There were no fees paid to Eisner LLP for services other than audit services rendered by Eisner LLP during the fiscal years ended December 31, 2008 and 2007.

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

_________________

*

Incorporated by reference to exhibits of the same number filed with the Registrant's Registration Statement on Form S-1 or amendments thereto (File No. 333-145154)

**

Filed herewith

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

F-2

Balance Sheets as of December 31, 2008 and December 31, 2007

F-3

Statements of Operations for the year ended December 31, 2008 and for the periods from July 9, 2007 (inception)
through December 31, 2007 and from July 9, 2007 (inception) to December 31, 2008

F-4

Statements of Stockholder's Equity for the period from July 9, 2007 (inception) to December 31, 2008

F-5

Statements of Cash Flows for the year ended December 31, 2008 and for the periods from July 9, 2007 (inception)
through December 31, 2007 and from July 9, 2007 (inception) to December 31, 2008

F-6

Notes to Financial Statements

F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Enterprise Acquisition Corp.

We have audited the accompanying balance sheets of Enterprise Acquisition Corp (a development stage company) (the “Company”) as of December 31, 2008, and 2007 and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008, the period from July 9, 2007 (inception) through December 31, 2007 and for the period from July 9, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008, the period from July 9, 2007 (inception) through December 31, 2007 and for the period from July 9, 2007 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1, the Company’s Certificate of Incorporation provides for mandatory liquidation of the Company in the event that the Company does not consummate a business combination by November 7, 2009. The possibility of such business combination not being consummated within the required time raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 16, 2009 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/ EISNER LLP

New York, New York

March 16, 2009

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Balance Sheets

	December 31, 2008	December 31, 2007
Assets
Current Assets:
Cash	$2,086	$33,381
Cash held in trust available for operations	832,108	1,454,380
Prepaid expenses	35,927	137,656
Prepaid federal and state income tax	26,954	-
Total current assets	897,075	1,625,417
Cash held in trust	249,292,394	247,575,000
Total assets	$250,189,469	$249,200,417

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$539,856	$21,990
Accrued offering costs	-	35,000
Accrued expenses	20,000	15,000
Income tax payable	-	526,662
Franchise tax payable	33,413	80,000
Deferred underwriters’ fee, payment deferred until consummation of a business combination	8,375,000	8,375,000
Total current liabilities	8,968,269	9,053,652
Common stock subject to possible redemption ( 7,499,999 - shares at an estimated $9.90 redemption value) (Note 3)	74,249,990	74,249,990
Interest income attributable to common stock subject to possible conversion (net of income taxes of $340,665 at December 31, 2008)	587,577	-
Commitments and contingencies (Notes 5 and 6)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 31,250,000 shares issued and outstanding (which includes 7,499,999 shares subject to possible conversion (Note 3))	3,125	3,125
Additional paid-in capital	165,026,335	165,026,335
Earnings accumulated during the development stage	1,354,173	867,315
Total stockholders’ equity	166,383,633	165,896,775
Total liabilities and stockholders’ equity	$250,189,469	$249,200,417

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Statements of Operations

	Year ended December 31, 2008	July 9, 2007 (inception) through December 31, 2007	July 9, 2007 (inception) through December 31, 2008

Formation and operating costs	$2,309,375	$163,275	$2,472,650
Net loss from operations	(2,309,375)	(163,275)	(2,472,650)

Other income – interest	5,425,560	1,652,252	7,077,812

Income before taxes	3,116,185	1,488,977	4,605,162

Provision for income taxes	(2,041,750)	(621,662)	(2,663,412)

Net income	1,074,435	867,315	1,941,750

Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $340,665, $0, $340,665)	(587,577)	-	(587,577)
Net income attributable to common stock not subject to possible conversion	$486,858	$867,315	$1,354,173

Maximum number of shares subject to possible conversion: Weighted average shares outstanding subject to possible conversion	7,499,999	7,499,999
Income per share amount (basic and diluted)	$.08	-
Weighted average shares outstanding not subject to conversion:
Basic and diluted	23,750,001	12,990,330
Pro forma diluted	29,697,713	16,129,865
Net income per share
Basic and diluted	$.02	$.07
Pro forma diluted	$.02	$.05

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Statements of Stockholders’ Equity

For the period from July 9, 2007 (inception) to December 31, 2008

			Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance July 9, 2007 (inception)	-	$-	$-	$-	$-

Common shares issued to founders	7,187,500	719	24,281	-	25,000
at $.03 per share (includes 937,500
subject to forfeiture)

Proceeds from sale of 7,500,000 warrants at $1.00 each	-	-	7,500,000	-	7,500,000

Sale of 25,000,000 Units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses (which includes 7,499,999 shares subject to possible redemption)	25,000,000	2,500	231,751,950	-	231,754,450

Less: Proceeds applicable to 7,499,999 shares of common stock subject to possible redemption	-	-	(74,249,990)	-	(74,249,990)

Forfeiture of 937,500 shares by founders	(937,500)	(94)	94	-	-

Net income	-	-	-	867,315	867,315

Balance at December 31, 2007	31,250,000	$3,125	$165,026,335	$867,315	$165,896,775

Accretion of trust account relating to common stock subject to possible conversion	-	-	-	(587,577)	(587,577)
Net income	-	-	-	1,074,435	1,074,435

Balance at December 31, 2008	31,250,000	$3,125	$165,026,335	$1,354,173	$166,383,633

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Statements of Cash Flows

	Year ended December 31, 2008	July 9, 2007 (inception) through December 31, 2007	July 9, 2007 (inception) through December 31, 2008
Cash flows from operating activities:
Net income	$1,074,435	$867,315	$1,941,750
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Prepaid expenses	101,729	(137,656)	(35,927)
Accounts payable	482,866	21,990	539,856
Accrued expenses	5,000	15,000	20,000
Income tax payable	(553,616)	526,662	(26,954)
Franchise tax payable	(46,587)	80,000	33,413
Net cash provided by operating activities	1,063,827	1,373,311	2,472,138

Cash flows from investing activities:
Cash held in trust account	-	(247,575,000)	(247,575,000)
Investment income in trust account, net of expenses and taxes	(1,095,122)	(1,454,380)	(2,549,502)
Net cash used in investing activities	(1,095,122)	(249,029,380)	(250,124,502)

Cash flows from financing activities:
Proceeds from note payable to related party	-	350,000	350,000
Proceeds from issuance of securities to initial stockholders	-	25,000	25,000
Proceeds from public offering	-	250,000,000	250,000,000
Proceeds from issuance of insider Warrants	-	7,500,000	7,500,000
Repayment of note payable to related party	-	(350,000)	(350,000)

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Statement of Cash Flows

	Yearended December 31, 2008	July 9, 2007 (inception) through December 31, 2007	July 9, 2007 (inception) through December 31, 2008

Payment of costs associated with Offering	-	(9,835,550)	(9,870,550)
Net cash provided by (used in) financing activities	-	247,689,450	247,654,450

Net increase (decrease) in cash	(31,295)	33,381	2,086

Cash beginning of period	33,381	-	-
Cash end of period	$2,086	$33,381	$2,086

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$2,595,366	$95,000	$2,690,366
Supplemental disclosures of non-cash financing activities:
Accrued offering costs	$-	$35,000	$-
Accrual of deferred underwriters’ fees	$-	$8,375,000	$8,375,000

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS – DECEMBER 31, 2008

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

At December 31, 2008, the Company had not commenced any operations. All activity through December 31, 2008 relates to the Company’s formation, initial public offering (the “Offering” described below) and efforts to identify potential Target Businesses (as described below). The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company generates non-operating income in the form of interest income on cash and cash equivalents. The Company has selected December 31 as its fiscal year end.

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

Upon the closing of the Offering, $247,575,000 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company.  The amount placed in the trust account consisted of the proceeds of this Offering and the issuance of the Insider Warrants (as defined in Note 4) as well as $8,375,000 of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination.  The amount held in the trust account is invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended ("Investment Company Act"), having a maturity of 180 days or less, or in money market funds selected by the Company meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.  The remaining proceeds outside of the trust account may be used to pay for business, legal and accounting due diligence on prospective acquisitions, continuing general and administrative expenses and income taxes.  In addition, up to $2,450,000 of the interest earned on the funds held in the trust account may have been, and as of December 31, 2008, has been released to fund expenses related to investigating and selecting a target business and other working capital requirements, plus any amounts the Company may need to pay its tax obligations.

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

If a Business Combination is approved and completed, Public Stockholders voting against a Business Combination will be entitled to convert their stock into a pro rata share of the total amount on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including any interest earned on their portion of the trust account, net of income taxes payable thereon, but less any interest that has been released to the Company for payment of working capital requirements.

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

Note 2 – Proposed Merger

On August 23, 2008, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with WF Capital Holdings, Inc. (“Workflow”) and certain stockholders of Workflow (the "Securityholders") and Perseus, L.L.C., a Delaware limited liability company, solely in its capacity as the representative of the Securityholders pursuant to which the Company would acquire 100% of the outstanding capital stock of Workflow.

On March 2, 2009, Enterprise announced that the Merger Agreement had been terminated due to the fact that the closing of the Merger had not occurred on or before February 28, 2009, the Termination date as set forth in the Merger Agreement.  In connection with the termination of the Merger Agreement, SBBC has suspended purchases of Enterprise's common stock in the open market under its pending 10b5-1 plan.  Under the 10b5-1 plan, SBBC was obligated to purchase up to $10,000,000 of Enterprise's common stock at prices not to exceed $9.99 per share, subject to the conditions of Rule 10b-18 (which includes certain manner, timing, price and volume limitations).  Pursuant to its Amended and Restated Certificate of Incorporation, Enterprise will actively seek an alternative business combination with a target business prior to November 7, 2009.

Note 3 — Summary of Significant Accounting Policies

Basis of presentation

The financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).

Reclassifications

Certain amounts have been reclassified in the 2007 financial statements to confirm to the current year presentation.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less upon acquisition to be cash equivalents.

Acquisition Costs

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

The Company will adopt SFAS 141(R) as of January 1, 2009.  As a result, total acquisition costs incurred through December 31, 2008 of approximately $1,662,000 were expensed.  These costs were originally capitalized contingent upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions.  These acquisition costs consist primarily of approximately $1,064,000 for legal services, $440,000 for fairness opinion services directly associated with the negotiation and execution of a merger agreement and $158,000 for other professional services and related costs.

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion represents the portion of the proceeds from the Offering placed in trust equal to one share less than 30% of the shares issued in the Offering multiplied by the initial estimated redemption value of $9.90.  Interest earned on the trust, net of income tax, in excess of the $2,450,000 which may be released to the Company for due diligence and other working capital requirements (see Note 1) will be allocated pro rata to the common stock subject to possible conversion.  The pro rata portion of the Trust balance is payable to Public Stockholders (see Note 1) who vote against a business combination and elect conversion. During the quarter ended June 30, 2008, the Company earned sufficient interest on a cumulative basis to begin accreting interest income to the common stock subject to possible conversion.  Accordingly, the Company accreted $587,577 of interest, net of taxes, to the common stock subject to possible conversion for the year ended December 31, 2008.

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

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments reflect the estimate of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of December 31, 2008 and December 31, 2007.

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

Earnings per Common Share

(i)

Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period.  Warrants issued by the Company in the offering and sponsor warrants are contingently exercisable upon consummation of a business combination.  Hence these are presented in the pro forma diluted income per share.  Pro forma diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

(ii)

The Company’s statements of operations include a presentation of earnings per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share.  Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($587,577 for the year ended December 31, 2008) by the weighted average number of shares subject to possible conversion.  Basic, diluted and pro form diluted earnings per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At December 31, 2008, the Company had outstanding warrants to purchase 32,500,000 shares of common stock.

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

Income Taxes

The Company complies with the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax position. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The Company filed its first tax return for the short year ended December 31, 2007.  Management has not taken and does not plan on taking any uncertain tax positions when filing the Company’s tax returns and consequently the Company has not recognized any liabilities under FIN 48. The Company will recognize interest and penalties related to uncertain tax positions as interest and operating expense in its statement of operations.  Tax returns of all years which are statutorily open are subject to examination by the appropriate taxing authorities.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recently Issued Accounting Pronouncements, Not Yet Effective

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

In June 2008, the FASB issued Staff Position EITF 02-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1), which is effective January 1, 2009.  FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation.  The Company is assessing the impact of adoption of FSP IETF 03-6-1 on its results of operations.

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

Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the completion of a Business Combination with a Target Business and expiring November 7, 2011, unless earlier redeemed. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $14.25 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to the date on which notice of redemption is given.

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

The Company has agreed to pay $7,500 per month for office space and general and administrative services.  The office space is being leased from Bell & Staton, Inc., an affiliate of the Company’s officers and directors.  Services commenced on the effective date of the Proposed Offering and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.    For the year ended December 31, 2008, the period from July 9, 2007 (inception) through December 31, 2007 and the period from July 9, 2007 (inception) through December 31, 2008, the Company paid $90,000, $13,250 and $103,250 of expense, respectively related to this agreement which is included in formation and operating costs in the accompanying Statement of Operations.

Staton Bell Blank Check LLC has agreed, pursuant to an agreement with the underwriters in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase up to $10,000,000 of the Company’s common stock in the open market, at market prices not to exceed the per share amount held in the trust account commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing the Company's execution of a definitive agreement for our initial business combination or (b) 60 calendar days after the end of the "restricted period" under Regulation M and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be voted upon by the Company's stockholders. Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton have agreed to purchase such securities in the event that Staton Bell Blank Check LLC is unable to satisfy its obligations under this agreement.  Staton Bell Blank Check LLC will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased in the open market pursuant to such agreement until six months following the consummation of a business combination. Staton Bell Blank Check LLC has agreed to vote all such shares of common stock purchased in the open market in favor of the Company's initial business combination and such votes may be in opposition to the votes required to be voted with the majority.  If no business combination is approved by the Company's stockholders, Staton Bell Blank Check LLC has agreed not to sell such shares, provided that it will be entitled to participate in any liquidating distributions with respect to such shares purchased in the open market.  As of December 31, 2008, Staton Bell Blank Check LLC has acquired 122,700 shares of the Company's stock pursuant to a 10b-5 plan but has suspended further purchases pending the announcement of an alternative business combination.

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

Note 7 – Income Taxes

The Company’s provision for income taxes consists of:

	Year Ended December 31, 2008	July 9, 2007 (inception) through December 31, 2007	July 9, 2007 (inception) through December 31, 2008
Current:
Federal	$1,743,250	$530,800	$2,274,050
State	298,500	90,862	389,362
Total current	$2,041,750	$621,662	$2,663,412
Deferred	-	-	-
Provision for income taxes	$2,041,750	$621,662	$2,663,412

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations is summarized below:

	Year Ended December 31, 2008	July 9, 2007 (inception) through December 31, 2007	July 9, 2007 (inception) through December 31, 2008
Computed expected tax rate	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.6%	3.6%	3.6%
Change in valuation allowance	26.9%	3.2%	19.2%
Effective tax rate	65.5%	41.8%	57.8%

The Company recorded a deferred income tax asset of $976,000 at December 31, 2008 and $64,000 at December 31, 2007 for the cumulative tax effect of temporary differences resulting from the capitalization of substantially all of its operating expenses for income tax purposes. However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it is not more likely than not that the benefit will be realized.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: March 16, 2009	ENTERPRISE ACQUISITION CORP.
/s/ Daniel C. Staton
Daniel C. Staton
President, Chief Executive Officer and Director (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Daniel C. Staton	President, Chief Executive Officer and Director	March 16, 2009
Daniel C. Staton	(Principal Executive Officer)

/s/ Ezra Shashoua	Chief Financial Officer	March 16, 2009
Ezra Shashoua	(Principal Financial Officer)

/s/ Marc H. Bell	Chairman of the Board and Treasurer	March 16, 2009
Marc H. Bell

/s/ Maria Balodimas Staton	Corporate Secretary	March 16, 2009
Maria Balodimas Staton

/s/ Stewart J. Paperin	Director	March 16, 2009
Stewart J. Paperin

/s/ Richard Steiner	Director	March 16, 2009
Richard Steiner

/s/ Jordan Zimmerman	Director	March 16, 2009
Jordan Zimmerman