Form 10-Q
period 2009-03-31
Enterprise Acquisition Corp.
filed 2009-05-11
CIK 1406391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended March 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑      No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).      Yes ☐      No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐      Accelerated filer  ☑      Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☑      No ☐

At May 8, 2009, 31,250,000 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

		Page

PART I.	CONDENSED FINANCIAL INFORMATION	2

ITEM 1.	CONDENSED FINANCIAL STATEMENTS	2

	CONDENSED BALANCE SHEETS AS OF MARCH 31, 2009 (UNAUDITED) AND DECEMBER 31, 2008	2

	CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED), THE THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) AND THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH MARCH 31, 2009 (UNAUDITED)	3

	CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH MARCH 31, 2009 (UNAUDITED)	3

	CONDENSED STATEMENTS OF CASH FLOWS FOR THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED), THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH MARCH 31, 2009 (UNAUDITED)	6

	NOTES TO CONDENSED FINANCIAL STATEMENTS - MARCH 31, 2009 (UNAUDITED)	7

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	16

ITEM 4.	CONTROLS AND PROCEDURES	16

PART II.	OTHER INFORMATION	18

ITEM 1.	LEGAL PROCEEDINGS	18

ITEM 1A.	RISK FACTORS	18

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	18

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES	18

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	18

ITEM 5.	OTHER INFORMATION	18

ITEM 6.	EXHIBITS	19

SIGNATURES		20

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

PART I —FINANCIAL INFORMATION

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	March 31, 2009	December 31, 2008
	(unaudited)
Assets
Current Assets:
Cash	$59,998	$2,086
Cash held in trust available for operations	651,749	832,108
Prepaid expenses	35,542	35,927
Refundable federal and state income tax	140,954	26,954
Total current assets	888,243	897,075
Cash held in trust	249,434,399	249,292,394
Total assets	$250,322,642	$250,189,469

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$574,742	$539,856
Accrued expenses	92,500	20,000
Franchise tax payable	41,638	33,413
Deferred underwriters’ fee, payment deferred until consummation of a business combination	8,375,000	8,375,000
Total current liabilities	9,083,880	8,968,269
Common stock subject to possible redemption (7,499,999 - shares at an estimated $9.90 redemption value) (Note 3)	74,249,990	74,249,990
Interest income attributable to common stock subject to possible conversion (net of income taxes of $372,029 at March 31, 2009 and $340,665 at December 31, 2008)	614,786	587,577

Commitments and contingencies (Notes 5 and 6)

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 31,250,000 shares issued and outstanding (which includes 7,499,999 shares subject to possible conversion (Note 3))	3,125	3,125
Additional paid-in capital	165,026,335	165,026,335
Earnings accumulated during the development stage	1,344,526	1,354,173
Total stockholders’ equity	166,373,986	166,383,633
Total liabilities and stockholders’ equity	$250,322,642	$250,189,469

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statements of Operations

(unaudited)

	Three months Ended March 31, 2009	Three months Ended March 31, 2008	July 9, 2007 (inception) through March 31, 2009

Formation and operating costs	$241,834	$186,002	$2,714,484
Net loss from operations	(241,834)	(186,002)	(2,714,484)

Other income – interest	145,396	2,224,407	7,223,208

(Loss) income before taxes	(96,438)	2,038,405	4,508,724

Income tax benefit (loss)	114,000	(838,750)	(2,549,412)

Net income	17,562	1,199,655	1,959,312

Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $31,364, $0, $372,029)	(27,209)	-	(614,786)
Net (loss) income attributable to common stock not subject to possible conversion	$(9,647)	$1,199,655	$1,344,526

Maximum number of shares subject to possible conversion: Weighted average shares outstanding subject to possible conversion	7,499,999	7,499,999
Income per share amount (basic and diluted)	$.00	$.00
Weighted average shares outstanding not subject to conversion:
Basic and diluted	23,750,001	23,750,001
Pro forma diluted	23,750,001	29,639,739
Net income per share
Basic and diluted	$.00	$.05
Pro forma diluted	$.00	$.04

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from July 9, 2007 (inception) to March 31, 2008

			Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance July 9, 2007 (inception)	-	$-	$-	$-	$-

Common shares issued to founders	7,187,500	719	24,281	-	25,000
at $.03 per share (includes 937,500
subject to forfeiture)

Proceeds from sale of 7,500,000 warrants at $1.00 each	-	-	7,500,000	-	7,500,000

Sale of 25,000,000 Units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses (which includes 7,499,999 shares subject to possible redemption)	25,000,000	2,500	231,751,950	-	231,754,450

Less: Proceeds applicable to 7,499,999 shares of common stock subject to possible redemption	-	-	(74,249,990)	-	(74,249,990)

Forfeiture of 937,500 shares by founders	(937,500)	(94)	94	-	-

Net income	-	-	-	867,315	867,315

Balance at December 31, 2007	31,250,000	$3,125	$165,026,335	$867,315	$165,896,775

Accretion of trust account relating to common stock subject to possible conversion	-	-	-	(587,577)	(587,577)
Net income	-	-	-	1,074,435	1,074,435

Balance at December 31, 2008	31,250,000	$3,125	$165,026,335	$1,354,173	$166,383,633

Accretion of trust account relating to common stock subject to possible conversion	-	-	-	(27,209)	(27,209)
Net income (loss)	-	-	-	17,562	17,562

Balance at March 31, 2009 (unaudited)	31,250,000	$3,125	$165,026,335	$$1,344,526	$$166,373,986

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statements of Cash Flows

(unaudited)

	Three months Ended March 31, 2009	Three months Ended March 31, 2008	July 9, 2007 (inception) through March 31, 2009
Cash flows from operating activities:
Net income	$17,562	$1,199,655	$1,959,312
Adjustments to reconcile net income to net cash provided by operating activities:
Changes in:
Prepaid expenses	385	2,353	(35,542)
Deferred diligence	-	(203,828)	-
Accounts payable	34,886	32,810	574,742
Accrued expenses	72,500	17,019	92,500
Income tax payable (refundable)	(114,000)	312,134	(140,954)
Franchise tax payable	8,225	(38,337)	41,638
Net cash provided by operating activities	19,558	1,321,806	2,491,696

Cash flows from investing activities:
Cash held in trust account	-	-	(247,575,000)
Investment income in trust account, net of expenses and taxes	38,354	(1,216,608)	(2,511,148)
Net cash provided by (used in) investing activities	38,354	(1,216,608)	(250,086,148)

Cash flows from financing activities:
Proceeds from note payable to related party	-	-	350,000
Proceeds from issuance of securities to initial stockholders	-	-	25,000
Proceeds from public offering	-	-	250,000,000
Proceeds from issuance of insider Warrants	-	-	7,500,000
Repayment of note payable to related party	-	-	(350,000)

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Statement of Cash Flows

(unaudited)

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	July 9, 2007 (inception) through March 31, 2009

Payment of costs associated with Offering	-	(35,000)	(9,870,550)
Net cash provided by (used in) financing activities	-	(35,000)	247,654,450

Net increase in cash	57,912	70,198	59,998

Cash beginning of period	2,086	33,381	-
Cash end of period	$59,998	$103,579	$59,998

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$526,616	$2,690,366
Supplemental disclosures of non-cash financing activities:
Accrued offering costs	$-	$-	$-
Accrued diligence costs	$-	$278,000	$-
Accrual of deferred underwriters’ fees	$-	$-	$8,375,000

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS – MARCH 31, 2009 (UNAUDITED)

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

At March 31, 2009, the Company had not commenced any operations. All activity through March 31, 2009 relates to the Company’s formation, initial public offering (the “Offering” described below) and efforts to identify potential Target Businesses (as described below). The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Company has selected December 31 as its fiscal year end.

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

Note 3 — Summary of Significant Accounting Policies

Basis of presentation

The financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). The financial statements, except for the December 31, 2008 balance sheet and the statement of stockholders' equity and income for the years ended December 31, 2008 and 2007, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K.  In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and the results of operations for the three months ended March 31, 2009, the three months ended March 31, 2008 and the period from inception (July 9, 2007) through March 31, 2009, and stockholders’ equity and cash flows for the three months ended March 31, 2009, the three months ended March 31, 2008 and the period from inception (July 9, 2007) through March 31, 2009.  Because the Company is in the development stage and looking at targets for a potential business combination, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

The Company adopted SFAS 141(R) as of January 1, 2009.  As of December 31, 2008, total acquisition costs incurred by the Company totaling approximately $1,662,000 were expensed.  These costs were originally capitalized contingent upon the completion of the Business Combination following the required approval by the Company’s stockholders and the fulfillment of certain other conditions.  These acquisition costs consist primarily of approximately $1,064,000 for legal services, $440,000 for fairness opinion services directly associated with the negotiation and execution of a merger agreement and $158,000 for other professional services and related costs.

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion represents the portion of the proceeds from the Offering placed in trust equal to one share less than 30% of the shares issued in the Offering multiplied by the initial estimated redemption value of $9.90. Interest earned on the trust, net of income tax, in excess of the $2,450,000 which may be released to the Company for due diligence and other working capital requirements (see Note 1) will be allocated pro rata to the common stock subject to possible conversion. The pro rata portion of the Trust balance is payable to Public Stockholders (see Note 1) who vote against a business combination and elect conversion.   During the quarter ended June 30, 2008, the Company earned sufficient interest on a cumulative basis to begin accreting interest income to the common stock subject to possible conversion.  Accordingly, the Company accreted $27,209 and $587,577 of interest, net of taxes, to the common stock subject to possible conversion for the quarter ended March 31, 2009 and the year ended December 31, 2008, respectively.

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

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments reflect the estimate of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of March 31, 2009 and December 31, 2008.

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

(ii)

The Company’s statements of operations include a presentation of net income per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share.  Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($614,786 for the quarter ended March 31, 2009) by the weighted average number of shares subject to possible conversion. Basic, diluted and pro form diluted earnings per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At March 31, 2009, the Company had outstanding warrants to purchase 32,500,000 shares of common stock.

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

Income Taxes

The Company complies with the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” an interpretation of FASB Statement No. 109 (“FIN 48”), which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The Company filed its first tax return for the short year ended December 31, 2007.  Management has not taken and does not plan on taking any uncertain tax positions when filing the Company’s tax returns and consequently the Company has not recognized any liabilities under FIN 48. The Company will recognize interest and penalties related to uncertain tax positions as an operating expense in its statement of operations. Tax returns of all years which are statutorily open are subject to examination by the appropriate taxing authorities.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Recently Adopted Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (‘SFAS”) No. 141(R), Business Combinations. SFAS No.141(R) establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141R-1”), which amends and clarifies SFAS 141R to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. SFAS 141R and FSP FAS 141R-1 were prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited. The adoption of SFAS 141R and FSP FAS 141R-1 on January 1, 2009 did not have a material impact on the Company’s results of operations or financial condition. However, the application of SFAS 141R and FSP FAS 141R-1 to future acquisitions could impact the Company’s results of operations and financial condition and the reporting of acquisitions in the financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The impact, if any, the implementation of SFAS No. 160 will have on the Company’s financial statements is dependent on future acquisitions within its required timeframe (prior to November 7, 2009).

Disclosures about Derivative Instruments and Hedging Activities – In March 2008, the FASB issued SFAS No. 161 (“SFAS 161”), Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS No. 133”).  This Statement retains the same scope as SFAS No. 133 and is effective for fiscal years and interim periods beginning after November 15, 2008.  The adoption of SFAS 161 did not have a material effect on the Company's financial statements.

In June, 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which is effective January 1, 2009.  FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation.  The Company is assessing the impact of adoption of FSP EITF 03-6-1 on its results of operations.

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

The Company has agreed to pay $7,500 per month for office space and general and administrative services.  The office space is being leased from Bell & Staton, Inc., an affiliate of the Company’s officers and directors.  Services commenced on the effective date of the Proposed Offering and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.    For the quarters ended March 31, 2009 and 2008 and the period from July 9, 2007 (inception) through March 31, 2009, the Company paid $22,500, $22,500 and $125,750 of expense, respectively related to this agreement which is included in formation and operating costs in the accompanying Statement of Operations.

Staton Bell Blank Check LLC has agreed, pursuant to an agreement with the underwriters in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase up to $10,000,000 of the Company’s common stock in the open market, at market prices not to exceed the per share amount held in the trust account commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing the Company's execution of a definitive agreement for our initial business combination or (b) 60 calendar days after the end of the "restricted period" under Regulation M and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be voted upon by the Company's stockholders. Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton have agreed to purchase such securities in the event that Staton Bell Blank Check LLC is unable to satisfy its obligations under this agreement.  Staton Bell Blank Check LLC will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased in the open market pursuant to such agreement until six months following the consummation of a business combination. Staton Bell Blank Check LLC has agreed to vote all such shares of common stock purchased in the open market in favor of the Company's initial business combination and such votes may be in opposition to the votes required to be voted with the majority.  If no business combination is approved by the Company's stockholders, Staton Bell Blank Check LLC has agreed not to sell such shares, provided that it will be entitled to participate in any liquidating distributions with respect to such shares purchased in the open market. As of March 31, 2009, Staton Bell Blank Check LLC has acquired 122,700 shares of the Company's stock pursuant to this 10b-5 plan but has suspended further purchases pending the announcement of an alternative business combination.

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

Note 7 – Income Taxes

The Company’s provision for income taxes consists of:

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	July 9, 2007 (inception) through March 31, 2009
Current:
Federal	$(114,000)	$715,000	$2,160,050
State	-	123,750	389,362
Total current	$(114,000)	$838,750	$2,549,412
Deferred	-	-	-
Provision for income taxes	$(114,000)	$838,750	$2,549,412

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations is summarized below:

	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	July 9, 2007 (inception) through March 31, 2009
Computed expected tax rate	(35.0%)	35.0%	35.0%
State income tax, net of federal benefit	(3.6%)	3.6%	3.6%
Change in valuation allowance	(79.6%)	2.6%	17.9%
Effective tax rate	(118.2%)	41.2%	56.5%

The Company recorded a deferred income tax asset of $901,000 at March 31, 2009 and $976,000 at December 31, 2008 for the cumulative tax effect of temporary differences resulting from the capitalization of substantially all of its operating expenses for income tax purposes. However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it is not more likely than not that the benefit will be realized.  During the quarter ended March 31, 2009, costs of approximately $1,662,000 related to the acquisition of Workflow became deductible for tax purposes because the Proposed Merger Agreement was terminated (see Note 2). This resulted in the decrease in the deferred tax asset at March 31, 2009.

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

The financial statements, except for the December 31, 2008 balance sheet and the statement of stockholders' equity and income for the years ended December 31, 2008 and 2007, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K.  In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of March 31, 2009 and December 31, 2008, and the results of operations for the three months ended March 31, 2009, the three months ended March 31, 2008 and the period from inception (July 9, 2007) through March 31, 2009, and stockholders’ equity and cash flows for the three months ended March 31, 2009, the three months ended March 31, 2008 and the period from inception (July 9, 2007) through March 31, 2009.  Because the Company is in the development stage and looking at targets for a potential business combination, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

On November 7, 2007, the registration statement (File No. 333-145154) for our initial public offering of 25,000,000 units (the “IPO”), each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (a "Warrant") was declared effective by the Securities and Exchange Commission ("SEC"). We completed the IPO on November 14, 2007, resulting in total gross proceeds of $250,000,000.  The managing underwriters for the IPO were UBS Securities LLC and Ladenburg Thalmann & Co. Inc.  Of the net proceeds after offering expenses of the IPO and the private placement, $247,575,000 was placed in a trust account maintained at Continental Stock Transfer & Trust Company (the "Trust Account").  The proceeds in the Trust Account include $8.375 million of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a business combination.  The remaining proceeds outside of the Trust Account may have been, and as of December 31, 2008, has been  used to pay for business, legal and accounting due diligence on prospective acquisitions, tax expenses and continuing general and administrative expenses.  In addition, up to $2,450,000 of the interest earned on the funds held in the Trust Account may have been, and as of March 31, 2009 has been, released to fund expenses related to investigating and selecting a target business and other working capital requirements, plus any amounts we may need to pay our tax obligations.

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

Through March 31, 2009, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the Private Placement and our IPO.

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

On March 2, 2009, Enterprise announced that the Merger Agreement had been terminated due to the fact that the closing of the Merger had not occurred on or before February 28, 2009, the termination date as set forth in the Merger Agreement.  In connection with the termination of the Merger Agreement, SBBC has suspended purchases of Enterprise's common stock in the open market under its pending 10b5-1 plan.  Under the 10b5-1 plan, SBBC was obligated to purchase up to $10 million of Enterprise's common stock at prices not to exceed $9.99 per share, subject to the conditions of Rule 10b-18 (which includes certain manner, timing, price and volume limitations).  Pursuant to its Amended and Restated Certificate of Incorporation, Enterprise will actively seek an alternative business combination with a target business prior to November 7, 2009.

As of March 31, 2009, after giving effect to our IPO and our operations subsequent thereto, including our withdrawal of approximately $4.7 million of the interest earned on the funds held in the trust account through March 31, 2009 for taxes and operating expenses, approximately $250 million was held in trust and we had approximately $60 thousand of unrestricted cash, and approximately $0.6 million of the $2.45 million that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled approximately $0.2 million for the fiscal quarter ended March 31, 2009 and approximately $0.2 million for the fiscal quarter ended March 31, 2008.  Operating expenses were comprised primarily of accounting, legal, franchise taxes, printing fees and expenses.

We had interest income net of expenses earned on marketable securities held in the Trust Account of approximately $85 thousand for the fiscal quarter ended March 31, 2009 and approximately $2.2 million for the fiscal quarter ended March 31, 2008.  Interest income excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion (approximately $59 thousand for the fiscal quarter ended March 31, 2009 and $0 for the fiscal quarter ended March 31, 2008) and, except for amounts for operating purposes of $2.45 million and amounts equal to any taxes payable by us relating to such interest earned ($2.9 million at March 31, 2009), will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for an effective tax rate of approximately (118.2%) for the quarter ended March 31, 2009 and 56.5% on an inception to date basis.  During the quarter ended March 31, 2009, costs of approximately $1.7 million related to the acquisition of Workflow became deductible for tax purposes because the Proposed Merger Agreement was terminated. (See Note 2 to the financial statements).

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009.  Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

ITEM 1A.   RISK FACTORS

An investment in our securities involves a high degree of risk.  There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008 that was filed with the Securities and Exchange Commission on March 16, 2009.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our shareholders during the first quarter of the fiscal year ended December 31, 2009.

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

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ENTERPRISE ACQUISITION CORP.

Date: May 11, 2009

/s/ Daniel C. Staton

Daniel C. Staton

Chief Executive Officer

(Principal Executive Officer)

Date: May 11, 2009

/s/ Ezra Shashoua

Ezra Shashoua

Chief Financial Officer

(Principal Financial Officer)