Form 10-Q
period 2009-06-30
Enterprise Acquisition Corp.
filed 2009-08-07
CIK 1406391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended June 30, 2009

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

Yes ☑          No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 229.405) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ¨ No ¨

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of "larger accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐          Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☑          No ☐

At August 5, 2009, 31,250,000 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

Page
PART I CONDENSED FINANCIAL INFORMATION	2

ITEM 1 CONDENSED FINANCIAL STATEMENTS	2

CONDENSED BALANCE SHEETS AS OF JUNE 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008	2

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008 (UNAUDITED) AND THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH JUNE 30, 2009 (UNAUDITED)	3

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH JUNE 30, 2009 (UNAUDITED)	4

CONDENSED STATEMENTS OF CASH FLOWS FOR SIX MONTHS ENDED JUNE 30, 2009 AND JUNE 30, 2008 (UNAUDITED) AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH JUNE 30, 2009 (UNAUDITED)	5

NOTES TO CONDENSED FINANCIAL STATEMENTS – JUNE 30, 2009 (UNAUDITED)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	17

ITEM 4. CONTROLS AND PROCEDURES	17

PART II OTHER INFORMATION	19

ITEM 1. LEGAL PROCEEDINGS	19

ITEM 1A. RISK FACTORS	19

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	19

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	19

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	19

ITEM 5. OTHER INFORMATION	19

ITEM 6. EXHIBITS	20

SIGNATURES	21

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

PART I —FINANCIAL INFORMATION

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

	June 30, 2009 (unaudited)	December 31, 2008
Assets
Current Assets:
Cash	$59,207	$2,086
Cash held in trust available for operations	341,748	832,108
Prepaid expenses	54,184	35,927
Refundable federal and state income tax	273,654	26,954
Total current assets	728,793	897,075
Cash held in trust	249,464,764	249,292,394
Total assets	$250,193,557	$250,189,469

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$803,445	$539,856
Accrued expenses	251,218	20,000
Franchise tax payable	16,888	33,413
Deferred underwriters’ fee, payment deferred until consummation of a business combination	8,375,000	8,375,000
Total current liabilities	9,446,551	8,968,269
Common stock subject to possible redemption (7,499,999 shares at an estimated $9.90 redemption value) (Note 3)	74,249,990	74,249,990
Interest income attributable to common stock subject to possible conversion (net of income taxes of $382,933 at June 30, 2009 and $340,665 at December 31, 2008)	632,805	587,577

Commitments and contingencies (Notes 5 and 6)	-	-

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 31,250,000 shares issued and outstanding (which includes 7,499,999 shares subject to possible conversion (Note 3))	3,125	3,125
Additional paid-in capital	165,026,335	165,026,335
Earnings accumulated during the development stage	834,751	1,354,173
Total stockholders’ equity	165,864,211	166,383,633
Total liabilities and stockholders’ equity	$250,193,557	$250,189,469

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statements of Operations

(unaudited)

	Three months ended June 30, 2009	Three months ended June 30, 2008	Six months ended June 30, 2009	Six months ended June 30, 2008	July 9, 2007 (inception) through June 30, 2009

Formation and operating costs	$720,821	$136,718	$962,655	$322,720	$3,435,305
Net loss from operations	(720,821)	(136,718)	(962,655)	(322,720)	(3,435,305)

Other income – interest	96,365	1,425,983	241,761	3,650,390	7,319,573

(Loss) income before taxes	(624,456)	1,289,265	(720,894)	3,327,670	3,884,268

Income tax benefit (loss)	132,700	(535,000)	246,700	(1,373,750)	(2,416,712)

Net (loss) income	(491,756)	754,265	(474,194)	1,953,920	1,467,556

Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $10,904, $138,780, $42,268, $138,780 and $382,933)	(18,019)	(197,248)	(45,228)	(197,248)	(632,805)
Net (loss) income attributable to common stock not subject to possible conversion	$(509,775)	$557,017	$(519,422)	$1,756,672	$834,751

Maximum number of shares subject to possible conversion: Weighted average shares outstanding subject to possible conversion	7,499,999	7,499,999	7,499,999	7,499,999
Income per share amount (basic and diluted)	$.00	$.03	$.01	$.03
Weighted average shares outstanding not subject to conversion:
Basic and diluted	23,750,001	23,750,001	23,750,001	23,750,001
Pro forma diluted	23,750,001	29,755,436	23,750,001	29,697,713
Net income per share
Basic and diluted	$(.02)	$.02	$(.02)	$.07
Pro forma diluted	$(.02)	$.02	$(.02)	$.06

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from July 9, 2007 (inception) to June 30, 2009

			Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance July 9, 2007 (inception)	-	$-	$-	$-	$-

Common shares issued to founders	7,187,500	719	24,281	-	25,000
at $.03 per share (includes 937,500
subject to forfeiture)

Proceeds from sale of 7,500,000 warrants at $1.00 each	-	-	7,500,000	-	7,500,000

Sale of 25,000,000 Units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses (which includes 7,499,999 shares subject to possible redemption)	25,000,000	2,500	231,751,950	-	231,754,450

Less: Proceeds applicable to 7,499,999 shares of common stock subject to possible redemption	-	-	(74,249,990)	-	(74,249,990)

Forfeiture of 937,500 shares by founders	(937,500)	(94)	94	-	-

Net income	-	-	-	867,315	867,315

Balance at December 31, 2007	31,250,000	3,125	165,026,335	867,315	165,896,775

Accretion of trust account relating to common stock subject to possible conversion	-	-	-	(587,577)	(587,577)
Net income	-	-	-	1,074,435	1,074,435

Balance at December 31, 2008	31,250,000	3,125	165,026,335	1,354,173	166,383,633

Accretion of trust account relating to common stock subject to possible conversion	-	-	-	(45,228)	(45,228)
Net loss	-	-	-	(474,194)	(474,194)

Balance at June 30 , 2009 (unaudited)	31,250,000	$3,125	$165,026,335	$834,751	$165,864,211

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statements of Cash Flows

(unaudited)

	Six months ended June 30, 2009	Six months ended June 30, 2008	July 9, 2007 (inception) through June 30, 2009

Cash flows from operating activities:
Net (loss) income	$(474,194)	$1,953,920	$1,467,556
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Changes in:
Prepaid expenses	(18,257)	37,496	(54,184)
Deferred diligence	-	(993,173)	-
Accounts payable	263,589	393,306	803,445
Accrued expenses	231,218	(9,980)	251,218
Income tax payable (refundable)	(246,700)	(516,616)	(273,654)
Franchise tax payable	(16,525)	(63,087)	16,888
Net cash (used in) provided by operating activities	(260,869)	801,866	2,211,269

Cash flows from investing activities:
Cash held in trust account	-	-	(247,575,000)
Investment income in trust account, net of expenses and taxes	317,990	(760,106)	(2,231,512)
Net cash provided by (used in) investing activities	317,990	(760,106)	(249,806,512)

Cash flows from financing activities:
Proceeds from note payable to related party	-	-	350,000
Proceeds from issuance of securities to initial stockholders	-	-	25,000
Proceeds from public offering	-	-	250,000,000
Proceeds from issuance of insider Warrants	-	-	7,500,000
Repayment of note payable to related party	-	-	(350,000)

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Statement of Cash Flows

	Six months ended June 30, 2009	Six months ended June 30, 2008	July 9, 2007 (inception) through June 30, 2009

Payment of costs associated with Offering	-	(35,000)	(9,870,550)
Net cash provided by (used in) financing activities	-	(35,000)	247,654,450

Net increase in cash	57,121	6,760	59,207

Cash, beginning of period	2,086	33,381	-
Cash, end of period	$59,207	$40,141	$59,207

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$1,363,750	$2,690,366
Supplemental disclosures of non-cash financing activities:
Accrual of deferred underwriters’ fees	$-	$-	$8,375,000

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS – JUNE 30, 2009 (UNAUDITED)

Note 1 — Organization and Nature of Business Operations

Enterprise Acquisition Corp. (a corporation in the development stage) (the "Company") was incorporated in Delaware on July 9, 2007.  The Company was formed to acquire through a merger, stock exchange, asset acquisition or similar business combination a currently unidentified operating business or businesses. The Company is considered to be in the development stage and is subject to the risks associated with activities of development stage companies.

At June 30, 2009, the Company had not commenced any operations. All activity through June 30, 2009 relates to the Company’s formation, initial public offering (the “Offering” described below) and efforts to identify potential Target Businesses (as described below). The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Company has selected December 31 as its fiscal year end.

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

The Company's ability to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations.  The accompanying financial statements in this report do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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

On March 2, 2009, Enterprise announced that the Merger Agreement had been terminated due to the fact that the closing of the Merger had not occurred on or before February 28, 2009, the Termination date as set forth in the Merger Agreement.  In connection with the termination of the Merger Agreement, SBBC has suspended purchases of Enterprise's common stock in the open market under its pending 10b5-1 plan.  Under the 10b5-1 plan, EBBC was obligated to purchase up to $10,000,000 of Enterprise's common stock at prices not to exceed $9.99 per share, subject to the conditions of Rule 10b-18 (which includes certain manner, timing, price and volume limitations).  Pursuant to its Amended and Restated Certificate of Incorporation, Enterprise will actively seek an alternative business combination with a target business prior to November 7, 2009.  (See Note 8).

Note 3 — Summary of Significant Accounting Policies

Basis of presentation

The financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).  The financial statements, except for the December 31, 2008 balance sheet and the statement of stockholders' equity and income for the years ended December 31, 2008 and 2007, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K.  In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and the results of operations for the three and six months ended June 30, 2009, the three and six months ended June 30, 2008 and the period from inception (July 9, 2007) through June 30, 2009, and stockholders' equity and cash flows for the six months ended June 30, 2009, the six months ended June 30, 2008 and the period from inception (July 9, 2007) through June 30, 2009.  Because the Company is in the development stage and looking at targets for a potential business combination, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less upon acquisition to be cash equivalents.

Acquisition Costs

In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), Business Combinations (“SFAS 141(R)”).  SFAS 141(R) expands the definition of transactions and events that qualify as business combinations; requires that the entire enterprise, not just the acquired assets and liabilities, including contingencies be recorded at the fair value determined on the acquisition date and changes thereafter reflected in revenue, not goodwill; changes the recognition timing for restructuring costs; and requires acquisition costs to be expensed as incurred.  Adoption of SFAS 141(R) is required for combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.

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

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion represents the portion of the proceeds from the Offering placed in trust equal to one share less than 30% of the shares issued in the Offering multiplied by the initial estimated redemption value of $9.90.  Interest earned on the trust, net of income tax, in excess of the $2,450,000 which may be released to the Company for due diligence and other working capital requirements (see Note 1) will be allocated pro rata to the common stock subject to possible conversion.   The pro rata portion of the Trust balance is payable to Public Stockholders (see Note 1) who vote against a business combination and elect conversion. During the quarter ended June 30, 2008, the Company earned sufficient interest on a cumulative basis to begin accreting interest income to the common stock subject to possible conversion.  Accordingly, the Company accreted $45,228 and $587,577 of interest, net of taxes, to the common stock subject to possible conversion for the six months ended June 30, 2009 and the year ended December 31, 2008, respectively.

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

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments reflect the estimate of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of June 30, 2009 and December 31, 2008.

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

(ii)

The Company’s statements of operations include a presentation of net income per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share.  Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($18,019 and $45,228 for the quarter and year to date ended June 30, 2009) by the weighted average number of shares subject to possible conversion.  Basic, diluted and pro forma diluted earnings per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At June 30, 2009, the Company had outstanding warrants to purchase 32,500,000 shares of common stock.

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

Income Taxes

The Company complies with U.S. GAAP, which provides criteria for the recognition, measurement, presentation and disclosure of uncertain tax positions. A tax benefit from an uncertain position may be recognized only if it is “more likely than not” that the position is sustainable based on its technical merits.  The Company filed its first tax return for the short year ended December 31, 2007.  Management has not taken and does not plan on taking any uncertain tax positions when filing the Company’s tax returns and consequently the Company has not recognized any uncertain tax liabilities.  The Company will recognize interest and penalties related to uncertain tax positions as an operating expense in its statement of operations.  Tax returns of all years which are statutorily open are subject to examination by the appropriate taxing authorities.

Deferred income taxes are provided for the differences between the bases of assets and liabilities for financial reporting and income tax purposes.  A valuation allowance is established when necessary to reduce deferred tax assets to the amount expected to be realized.

Consideration of Subsequent Events

The Company evaluated all events and transactions occurring after June 30, 2009 through August 5, 2009, the date these condensed financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed.  No recognizable events were identified.  See Note 8 for non-recognizable events identified for disclosure.

Recently Adopted Accounting Pronouncements

SFAS No. 141(R) establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumes, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  In April 2009, the FASB issued FSP No. FAS 141(R)-1, "Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies" ("FSP FAS 141(R)-1"), which amends and clarifies SFAS 141(R) to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination.  SFAS 141(R) and FSP FAS 141(R)-1 were prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited.  The adoption of SFAS 141(R) and FSP FAS 141(R)-1 on January 1, 2009 did not have a material impact on the Company's results of operations or financial condition.  However, the application of SFAS 141(R) and FSP FAS 141(R)-1 to future acquisitions could impact the Company's results of operations and financial condition and the reporting of acquisitions in the financial statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an Amendment of ARB No. 51 (“SFAS 160”).  SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years beginning after December 15, 2008.  The impact, if any, the implementation of SFAS No. 160 will have on the Company's financial statements is dependent on future acquisitions within its required timeframe (prior to November 7, 2009).

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

In June 2008, the FASB issued Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities ("FSP EITF 03-6-1"), which is effective January 1, 2009.  FSP EITF 03-6-1 clarifies that share-based payment awards that entitle holders to receive nonforfeitable dividends before they vest will be considered participating securities and included in the basic earnings per share calculation.  The adoption of FSP EITF 03-6-1 did not have a material effect on the Company's financial condition or its results of operations.

In May 2009, the FASB issued SFAS No. 165 “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 sets forth (1) The period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (2) The circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements and (3) The disclosures that an entity should make about events or transactions that occurred after the balance sheet date. SFAS 165 is effective for interim or annual financial periods ending after June 15, 2009. The adoption of SFAS 165 did not have a material effect on the Company's financial statements.

Recently Issued Accounting Pronouncements, Not Effective

In June 2009, the FASB issued SFAS No. 166 “Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 improves the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement, if any, in transferred financial assets. SFAS 166 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 166 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 167 “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 improves financial reporting by enterprises involved with variable interest entities and to address (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), “Consolidation of Variable Interest Entities”, as a result of the elimination of the qualifying special-purpose entity concept in SFAS 166 and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The Company is evaluating the impact the adoption of SFAS 167 will have on its financial statements.

In June 2009, the FASB issued SFAS No. 168 “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162”. The FASB Accounting Standards Codification (“Codification”) will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for interim and annual periods ending after September 15, 2009. All existing accounting standards are superseded as described in SFAS 168. All other accounting literature not included in the Codification is nonauthoritative. The Company is evaluating the impact the adoption of SFAS 168 will have on its financial statements.

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

Note 5 —Related Party Transactions

The Company issued an unsecured promissory note totaling $350,000 to Staton Bell Blank Check LLC ("SBBC").  The note was non-interest bearing and payable on the earlier of July 18, 2008 or the consummation of the Offering by the Company.  This note was repaid in full by December 31, 2007.

The Company has agreed to pay $7,500 per month for office space and general and administrative services.  The office space is being leased from Bell & Staton, Inc., an affiliate of the Company’s officers and directors.  Services commenced on the effective date of the Proposed Offering and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.    For the quarters ended June 30, 2009 and 2008, the six months ended June 30, 2009 and 2008 and the period from July 9, 2007 (inception) through June 30, 2009, the Company paid $22,500, $22,500, $45,000, $45,000 and $148,250 of expense, respectively related to this agreement which is included in formation and operating costs in the accompanying Statement of Operations.

SBBC has agreed, pursuant to an agreement with the underwriters in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase up to $10,000,000 of the Company’s common stock in the open market, at market prices not to exceed the per share amount held in the trust account commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing the Company's execution of a definitive agreement for our initial business combination or (b) 60 calendar days after the end of the "restricted period" under Regulation M and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be voted upon by the Company's stockholders. Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton have agreed to purchase such securities in the event that SBBC is unable to satisfy its obligations under this agreement.  SBBC will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased in the open market pursuant to such agreement until six months following the consummation of a business combination. SBBC has agreed to vote all such shares of common stock purchased in the open market in favor of the Company's initial business combination and such votes may be in opposition to the votes required to be voted with the majority.  If no business combination is approved by the Company's stockholders, SBBC has agreed not to sell such shares, provided that it will be entitled to participate in any liquidating distributions with respect to such shares purchased in the open market.  On March 2, 2009, in connection with the termination of the Merger Agreement, SBBC had suspended further purchases of the Company's stock pursuant to this 10b-5 plan pending the announcement of an alternative business combination.  As of June 30, 2009, SBBC had acquired 122,700 shares of the Company's stock pursuant to this 10b-5 plan.  On July 29, 2009, the Company filed a Current Report on Form 8-K announcing the Company's execution of the ARMOUR Merger Agreement.  Accordingly, SBBC will resume purchases of the Company's stock pursuant to this 10b-5 plan on August 12, 2009.

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

Note 7 – Income Taxes

The Company’s provision for income taxes consists of:

	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	July 9, 2007 (inception) through June 30, 2009
Current:
Federal	$(132,700)	$458,000	$(246,700)	$1,173,000	$2,027,350
State	-	77,000	-	200,750	389,362
Total current	$(132,700)	$535,000	$(246,700)	$1,373,750	$2,416,712
Deferred	-	-	-	-	-
Provision for income tax	$(132,700)	$535,000	$(246,700)	$1,373,750	$2,416,712

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35% to pre-tax income from operations is summarized below:

	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	July 9, 2007 (inception) through June 30, 2009

Computed expected tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.6%	3.6%	3.6%	3.6%	3.6%
Change in valuation allowance	(17.4%)	2.9%	(4.4%)	2.7%	23.6%
Effective tax rate	21.2%	41.5%	34.2%	41.3%	62.2%

The Company recorded a deferred income tax asset of $1,281,000 at June 30, 2009 and $976,000 at December 31, 2008 for the cumulative tax effect of temporary differences resulting from the capitalization of substantially all of its operating expenses for income tax purposes. However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it is not more likely than not that the benefit will be realized.  During the quarter ended March 31, 2009, costs of approximately $1,662,000 related to the acquisition of Workflow became deductible for tax purposes because the Proposed Merger Agreement was terminated (see Note 2).

Note 8 – Subsequent Event

On July 29, 2009, the Company entered into an Agreement and Plan of Merger (the "ARMOUR Merger Agreement") with ARMOUR Residential REIT, Inc., a Maryland corporation (“ARMOUR”), and ARMOUR Merger Sub. Corp., a Delaware corporation and a wholly-owned subsidiary of ARMOUR (“Merger Sub”). Upon the consummation of the transactions contemplated by the ARMOUR Merger Agreement, Merger Sub will be merged with and into the Company, with the Company surviving the merger and becoming a wholly-owned subsidiary of ARMOUR. Upon consummation of the merger, the outstanding common stock and warrants of Enterprise will be converted into like securities of ARMOUR, on a one-to-one basis. The holders of Enterprise common stock and warrants will be holders of the securities of ARMOUR after the merger in the same proportion as their current holdings in the Company, except as increased by (A) the cancellation immediately prior to the record date for a distribution to the holders of Enterprise common stock of 6,150,000 shares of common stock of Enterprise (the “Founders’ Shares”) acquired immediately prior to Enterprise's IPO by SBBC, and (B) the conversion of shares of our common stock sold in Enterprise's IPO (the “Public Shares”) by any holder thereof exercising its conversion rights. The consummation of the merger requires the approval of the Company's stockholders. The consummation of the merger is also conditioned upon the approval by the Company's stockholders of an amendment to its Amended and Restated Certificate of Incorporation to allow for the merger.

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

The financial statements, except for the December 31, 2008 balance sheet and the statement of stockholders' equity and income for the years ended December 31, 2008 and 2007, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K.  In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of June 30, 2009 and December 31, 2008, and the results of operations for the three and six months ended June 30, 2009, the three and six months ended June 30, 2008 and the period from inception (July 9, 2007) through June 30, 2009, and stockholders’ equity and cash flows for the three and six months ended June 30, 2009, the three and six months ended June 30, 2008 and the period from inception (July 9, 2007) through June 30, 2009.  Because the Company is in the development stage and looking at targets for a potential business combination, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

Overview

We are a Delaware blank check company incorporated on July 9, 2007 in order to serve as a vehicle for the acquisition of one or more operating businesses.

On November 6, 2007, Staton Bell Blank Check LLC, an affiliate of certain of our officers and directors ("SBBC"), purchased an aggregate of 7,500,000 Insider Warrants (the "Insider Warrants") from us in a private placement transaction at a purchase price of $1.00 per Insider Warrant (the "Private Placement").  The Insider Warrants are identical to the Warrants underlying the Units issued in our IPO except that the Insider Warrants will be (i) exercisable on a “cashless basis”, and (ii) will not be redeemable by us so long as they are still held by the purchasers or their affiliates.  SBBC has agreed that the Insider Warrants will not be sold or transferred by them until thirty days after we complete a business combination.

On November 7, 2007, the registration statement (File No. 333-145154) for our initial public offering of 25,000,000 units (the “IPO”), each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (a "Warrant") was declared effective by the Securities and Exchange Commission ("SEC"). We completed the IPO on November 14, 2007, resulting in total gross proceeds of $250,000,000.  The managing underwriters for the IPO were UBS Securities LLC and Ladenburg Thalmann & Co. Inc.  Of the net proceeds after offering expenses of the IPO and the private placement, $247,575,000 was placed in a trust account maintained at Continental Stock Transfer & Trust Company (the "Trust Account").  The proceeds in the Trust Account include $8.375 million of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a business combination.  The remaining proceeds outside of the Trust Account may have been, and as of December 31, 2008, has been  used to pay for business, legal and accounting due diligence on prospective acquisitions, tax expenses and continuing general and administrative expenses.  In addition, up to $2,450,000 of the interest earned on the funds held in the Trust Account may have been, and as of June 30, 2009 has been, released to fund expenses related to investigating and selecting a target business and other working capital requirements, plus any amounts we may need to pay our tax obligations.

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

Through June 30, 2009, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the Private Placement and our IPO.

On August  23, 2008, we entered into an Agreement and Plan of Merger (the “Workflow Merger Agreement”) with WF Capital Holdings, Inc., a Delaware corporation (“Workflow”), certain stockholders of Workflow (the “Securityholders”) and Perseus, L.L.C., a Delaware limited liability company, solely in its capacity as the representative of the Securityholders, pursuant to which the Company would acquire 100% of the outstanding capital stock of Workflow.

On March 2, 2009, Enterprise announced that the Workflow Merger Agreement had been terminated due to the fact that the closing of the Merger had not occurred on or before February 28, 2009, the termination date as set forth in the Workflow Merger Agreement.  In connection with the termination of the Workflow Merger Agreement, SBBC has suspended purchases of Enterprise's common stock in the open market under its pending 10b5-1 plan.  Under the 10b5-1 plan, SBBC was obligated to purchase up to $10 million of Enterprise's common stock at prices not to exceed $9.99 per share, subject to the conditions of Rule 10b-18 (which includes certain manner, timing, price and volume limitations).  Pursuant to its Amended and Restated Certificate of Incorporation, Enterprise will actively seek an alternative business combination with a target business prior to November 7, 2009.

On July 29, 2009, we entered into an Agreement and Plan of Merger (the "ARMOUR Merger Agreement") with ARMOUR Residential REIT, Inc., a Maryland corporation (“ARMOUR”), and ARMOUR Merger Sub. Corp., a Delaware corporation and a wholly-owned subsidiary of ARMOUR (“Merger Sub”). Upon the consummation of the transactions contemplated by the ARMOUR Merger Agreement, Merger Sub will be merged with and into Enterprise, with Enterprise surviving the merger and becoming a wholly-owned subsidiary of ARMOUR. Upon consummation of the merger, our outstanding common stock and warrants will be converted into like securities of ARMOUR, on a one-to-one basis. The holders of our common stock and warrants will be holders of the securities of ARMOUR after the merger in the same proportion as their current holdings in Enterprise, except as increased by (A) the cancellation immediately prior to the record date for a distribution to the holders of our common stock of 6,150,000 shares of common stock of Enterprise (the “Founders’ Shares”) acquired immediately prior to our IPO by SBBC, and (B) the conversion of shares of our common stock sold in Enterprise's IPO (the “Public Shares”) by any holder thereof exercising its conversion rights. The consummation of the merger requires the approval of our stockholders. The consummation of the merger is also conditioned upon the approval by our stockholders of an amendment to our Amended and Restated Certificate of Incorporation to allow for the merger.

As of June 30, 2009, after giving effect to our IPO and our operations subsequent thereto, including our withdrawal of approximately $5.0 million of the interest earned on the funds held in the trust account through June 30, 2009 for taxes and operating expenses, approximately $250 million was held in trust and we had approximately $59 thousand of unrestricted cash, and approximately $0.4 million of the $2.45 million that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled approximately $0.7 million for the fiscal quarter ended June 30, 2009 and approximately $0.1 million for the fiscal quarter ended June 30, 2008.  Operating expenses were comprised primarily of accounting, legal, franchise taxes, printing fees and expenses.

We had interest income net of expenses earned on marketable securities held in the Trust Account of approximately $78 thousand for the fiscal quarter ended June 30, 2009 and approximately $1.2 million for the fiscal quarter ended June 30, 2008.  Interest income excludes earnings on funds held in the Trust Account associated with common stock subject to possible conversion (approximately $18 thousand for the fiscal quarter ended June 30, 2009 and $0.2 million for the fiscal quarter ended June 30, 2008) and, except for amounts for operating purposes of $2.45 million and amounts equal to any taxes payable by us relating to such interest earned ($3.0 million at June 30, 2009), will not be released from the Trust Account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for an effective tax rate of approximately 21.2% for the quarter ended June 30, 2009 and 62.2% on an inception to date basis.

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

Management has discussed the development and selection of critical accounting estimates with the Audit Committee of the Board of Directors and the Audit Committee has reviewed our disclosure relating to critical accounting estimates in this Quarterly Report on Form 10-Q.  We believe Note 3, "Summary of Significant Accounting Policies," sets forth the more significant judgments and estimates used in the preparation of our consolidated financial statements.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009.  Based upon his evaluation, he concluded that our disclosure controls and procedures were effective.

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

Date: August 7, 2009

/s/ Daniel C. Staton

Daniel C. Staton

Chief Executive Officer

(Principal Executive Officer)

Date: August 7, 2009

/s/ Ezra Shashoua

Ezra Shashoua

Chief Financial Officer

(Principal Financial Officer)