Form 10-Q
period 2009-09-30
Enterprise Acquisition Corp.
filed 2009-11-05
CIK 1406391

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended September 30, 2009

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

Yes ☑      No ☐

At November 2, 2009, 31,250,000 shares of the registrant’s common stock were issued and outstanding.

TABLE OF CONTENTS

Page
PART I CONDENSED FINANCIAL INFORMATION	2

ITEM 1 CONDENSED FINANCIAL STATEMENTS	2

CONDENSED BALANCE SHEETS AS OF SEPTEMBER 30, 2009 (UNAUDITED) AND DECEMBER 31, 2008	2

CONDENSED STATEMENTS OF OPERATIONS FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008 (UNAUDITED) AND THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009 (UNAUDITED)	3

CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009 (UNAUDITED)	4

CONDENSED STATEMENTS OF CASH FLOWS FOR NINE MONTHS ENDED SEPTEMBER 30, 2009 AND SEPTEMBER 30, 2008 (UNAUDITED) AND FOR THE PERIOD FROM JULY 9, 2007 (INCEPTION) THROUGH SEPTEMBER 30, 2009 (UNAUDITED)	5

NOTES TO CONDENSED FINANCIAL STATEMENTS – SEPTEMBER 30, 2009 (UNAUDITED)	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	14

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	18

ITEM 4. CONTROLS AND PROCEDURES	19

PART II OTHER INFORMATION	20

ITEM 1. LEGAL PROCEEDINGS	20

ITEM 1A. RISK FACTORS	20

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS	20

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	20

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	20

ITEM 5. OTHER INFORMATION	20

ITEM 6. EXHIBITS	21

SIGNATURES	22

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

PART I —FINANCIAL INFORMATION

ITEM 1 – CONDENSED FINANCIAL STATEMENTS

Condensed Balance Sheets

(unaudited)

	September 30, 2009 (unaudited)	December 31, 2008
Assets
Current Assets:
Cash	$113,699	$2,086
Cash held in trust available for operations	20,084	832,108
Prepaid expenses	20,176	35,927
Refundable federal and state income tax	415,525	26,954
Total current assets	569,484	897,075
Cash held in trust	249,469,771	249,292,394
Total assets	$250,039,255	$250,189,469

Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable	$1,634,427	$539,856
Accrued expenses	150,649	20,000
Franchise tax payable	25,138	33,413
Deferred underwriters’ fee, payment deferred until consummation of a business combination	7,496,559	8,375,000
Total current liabilities	9,306,773	8,968,269
Common stock subject to possible redemption (7,499,999 - shares at an estimated $9.90 redemption value) (Note 3)	74,249,990	74,249,990
Interest income attributable to common stock subject to possible conversion (net of income taxes of $389,649 at September 30, 2009 and $340,665 at December 31, 2008)	643,903	587,577

Commitments and contingencies (Notes 5 and 6)	-	-

Stockholders’ Equity:
Preferred Stock, $0.0001 par value, 1,000,000 shares authorized; none issued and outstanding	-	-
Common Stock, $0.0001 par value, 100,000,000 shares authorized; 31,250,000 shares issued and outstanding (which includes 7,499,999 shares subject to possible conversion (Note 3))	3,125	3,125
Additional paid-in capital	165,904,776	165,026,335
Earnings (deficit) accumulated during the development stage	(69,312)	1,354,173
Total stockholders’ equity	165,838,589	166,383,633
Total liabilities and stockholders’ equity	$250,039,255	$250,189,469

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statements of Operations

(unaudited)

	Three months Ended September 30, 2009	Three months Ended September 30, 2008	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	July 9, 2007 (inception) through September 30, 2009
Formation and operating costs	$1,099,797	$160,671	$2,062,452	$483,391	$4,535,102
Net loss from operations	(1,099,797)	(160,671)	(2,062,452)	(483,391)	(4,535,102)

Other income – interest	59,342	1,271,156	301,103	4,921,546	7,378,915

(Loss) income before taxes	(1,040,455)	1,110,485	(1,761,349)	4,438,155	2,843,813

Income tax benefit (loss)	147,490	(478,500)	394,190	(1,852,250)	(2,269,222)

Net (loss) income	(892,965)	631,985	(1,367,159)	2,585,905	574,591

Less: Interest attributable to common stock subject to possible conversion (net of income taxes of $6,716, $154,213, $34,085, $292,993 and $389,649)	(11,098)	(215,766)	(56,326)	(413,014)	(643,903)
Net (loss) income attributable to common stock not subject to possible conversion	$(904,063)	$416,219	$(1,423,485)	$2,172,891	$(69,312)

Maximum number of shares subject to possible conversion: Weighted average shares outstanding subject to possible conversion	7,499,999	7,499,999	7,499,999	7,499,999
Income per share amount (basic and diluted)	$.00	$.03	$.01	$.06
Weighted average shares outstanding not subject to conversion:
Basic and diluted	23,750,001	23,750,001	23,750,001	23,750,001
Pro forma diluted	23,750,001	30,263,860	23,750,001	29,898,650
Net income per share
Basic and diluted	$(.04)	$.02	$(.06)	$.09
Pro forma diluted	$(.04)	$.01	$(.06)	$.07

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statement of Stockholders’ Equity

For the period from July 9, 2007 (inception) to September 30, 2009

			Additional Paid-In Capital	Earnings Accumulated During the Development Stage	Stockholders’ Equity
	Common Stock
	Shares	Amount

Balance July 9, 2007 (inception)	-	$-	$-	$-	$-

Common shares issued to founders	7,187,500	719	24,281	-	25,000
at $.03 per share (includes 937,500
subject to forfeiture)

Proceeds from sale of 7,500,000 warrants at $1.00 each	-	-	7,500,000	-	7,500,000

Sale of 25,000,000 Units through public offering at $10.00 per unit, net of underwriter’s discount and offering expenses (which includes 7,499,999 shares subject to possible redemption)	25,000,000	2,500	231,751,950	-	231,754,450

Less: Proceeds applicable to 7,499,999 shares of common stock subject to possible redemption	-	-	(74,249,990)	-	(74,249,990)

Forfeiture of 937,500 shares by founders	(937,500)	(94)	94	-	-

Net income	-	-	-	867,315	867,315

Balance at December 31, 2007	31,250,000	3,125	165,026,335	867,315	165,896,775

Reduction of underwriter's discount	-	-	878,441	-	878,441
Accretion of trust account relating to common stock subject to possible conversion	-	-	-	(587,577)	(587,577)
Net income	-	-	-	1,074,435	1,074,435

Balance at December 31, 2008	31,250,000	3,125	165,026,335	1,354,173	166,383,633
Reverse accrual of estimated underwriters' fees	-	-	878,441	-	878,441
Accretion of trust account relating to common stock subject to possible conversion	-	-	-	(56,326)	(56,326)
Net loss	-	-	-	(1,367,159)	(1,367,159)

Balance at September 30 , 2009 (unaudited)	31,250,000	$3,125	$165,904,776	$(69,312)	$165,838,589

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Condensed Statements of Cash Flows

(unaudited)

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	July 9, 2007 (inception) through September 30, 2009
Cash flows from operating activities:
Net (loss) income	$(1,367,159)	$2,585,905	$574,591
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Changes in:
Prepaid expenses	15,751	72,094	(20,176)
Deferred diligence	-	(1,596,589)	-
Accounts payable	1,094,571	469,154	1,634,427
Accrued expenses	130,649	(15,000)	150,649
Income tax payable (refundable)	(388,571)	(563,116)	(415,525)
Franchise tax payable	(8,275)	(54,837)	25,138
Net cash provided by (used in) operating activities	(523,034)	897,611	1,949,104

Cash flows from investing activities:
Cash held in trust account	-	-	(247,575,000)
Investment income in trust account, net of expenses and taxes	634,647	(871,357)	(1,914,855)
Net cash provided by (used in) investing activities	634,647	(871,357)	(249,489,855)

Cash flows from financing activities:
Proceeds from note payable to related party	-	-	350,000
Proceeds from issuance of securities to initial stockholders	-	-	25,000
Proceeds from public offering	-	-	250,000,000
Proceeds from issuance of insider Warrants	-	-	7,500,000
Repayment of note payable to related party	-	-	(350,000)

(See accompanying notes to financial statements)

ENTERPRISE ACQUISITION CORP.

(a corporation in the development stage)

Statement of Cash Flows

	Nine months Ended September 30, 2009	Nine months Ended September 30, 2008	July 9, 2007 (inception) through September 30, 2009

Payment of costs associated with Offering	-	(35,000)	(9,870,550)
Net cash provided by (used in) financing activities	-	(35,000)	247,654,450

Net increase (decrease) in cash	111,613	(8,746)	113,699

Cash beginning of period	2,086	33,381	-
Cash end of period	$113,699	$24,635	$113,699

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$-	$2,415,366	$2,690,366
Supplemental disclosures of non-cash financing activities:
Accrual (reversal of accrual) of deferred underwriters’ fees	$(878,441)	$-	$7,496,559

(See accompanying notes to financial statements)

NOTES TO CONDENSED FINANCIAL STATEMENTS – SEPTEMBER 30, 2009 (UNAUDITED)

Note 1 — Organization and Nature of Business Operations

Enterprise Acquisition Corp. (a corporation in the development stage) (the "Company") was incorporated in Delaware on July 9, 2007.  The Company was formed to acquire through a merger, stock exchange, asset acquisition or similar business combination a currently unidentified operating business or businesses. The Company is considered to be in the development stage as defined in Accounting Standards Codification Topic 915, "Development Stage Entities," and is subject to the risks associated with activities of development stage companies.

At September 30, 2009, the Company had not commenced any operations. All activity through September 30, 2009 relates to the Company’s formation, initial public offering (the “Offering” described below) and efforts to identify potential Target Businesses (as described below). The Company will not generate any operating revenues until after completion of its initial business combination, at the earliest. The Company will generate non-operating income in the form of interest income on cash and cash equivalents. The Company has selected December 31 as its fiscal year end.

The registration statement for the Offering was declared effective November 7, 2007.  The company consummated the Offering on November 14, 2007.  The Company's management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of this Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) a Target Business ("Business Combination").  As used herein, "Target Business" shall mean one or more businesses that at the time of the Company’s initial Business Combination has a fair market value of at least 80% of the Company’s net assets (all of the Company’s assets, including the funds then held in the trust account), less the Company’s liabilities (excluding deferred underwriting discounts and commissions of approximately $8.375 million).  In connection with a proposed merger (see Note 2), the Company is submitting a proposal to its stockholders to allow the proposed transaction although it does not meet this requirement.  Furthermore, there is no assurance that the Company will be able to successfully affect a Business Combination.

The Company's efforts in identifying a prospective Target Business has not been limited to particular companies; however the Company’s management team has extensive experience in the media and entertainment, technology, consumer products, telecommunications, and real estate development industries and may have considered acquisitions in these sectors.

Upon the closing of the Offering, $247,575,000 was placed in a trust account invested until the earlier of (i) the consummation of the Company’s first Business Combination or (ii) the liquidation of the Company.  The amount placed in the trust account consisted of the proceeds of this Offering and the issuance of the Insider Warrants (as defined in Note 4) as well as $8,375,000 of deferred underwriting discounts and commissions that will be released to the underwriters on completion of a Business Combination.  The amount held in the trust account is invested in United States "government securities" within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended ("Investment Company Act"), having a maturity of 180 days or less, or in money market funds selected by the Company meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act.  The remaining proceeds outside of the trust account are being used to pay for business, legal and accounting due diligence on prospective acquisitions, continuing general and administrative expenses and income taxes.  In addition, $2,450,000 of the interest earned on the funds held in the trust account has been released to fund expenses related to investigating and selecting a target business and other working capital requirements, and any amounts the Company has needed to pay its tax obligations.

The Company will seek stockholder approval before it will affect any Business Combination, even if the Business Combination would not ordinarily require stockholder approval under applicable state law. In connection with the stockholder vote required to approve any Business Combination, all of the Company’s initial stockholders, including its officers and directors who own any of the initial shares (“Initial Stockholders”), have agreed to vote the shares of common stock owned by them immediately before the Offering in accordance with the majority of the shares of common stock voted by the Public Stockholders. “Public Stockholders” is defined as the then-holders of common stock sold as part of the Units in the Offering or in the aftermarket. The Company will proceed with a Business Combination only if a majority of the shares of common stock voted by the Public Stockholders are voted in favor of the Business Combination and Public Stockholders owning less than 30% of the shares sold in the Public Offering both exercise their conversion rights and vote against the Business Combination.  In connection with a  proposed merger (see Note 2) the Company is submitting a proposal to its stockholders to increase this threshold from 30% to 50%.  If a majority of the shares of common stock voted by the Public Stockholders are not voted in favor of a proposed initial Business Combination but 24 months has not yet passed since closing of the Offering the Company may combine with another Target Business meeting the fair market value criterion described above.

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

The Company’s ability to continue as a going concern is dependent upon its ability to successfully accomplish the plan described in the preceding paragraphs and eventually attain profitable operations.  The accompanying financial statements in this report do not include any adjustments that might be necessary if we are unable to continue as a going concern.

Note 2 – Proposed Mergers and Related Subsequent Events

On August 23, 2008, the Company entered into an Agreement and Plan of Merger (the “Workflow Merger Agreement”) with WF Capital Holdings, Inc. (“Workflow”) and certain stockholders of Workflow (the "Securityholders") and Perseus, L.L.C., a Delaware limited liability company, solely in its capacity as the representative of the Securityholders pursuant to which the Company would acquire 100% of the outstanding capital stock of Workflow.  On March 2, 2009, Enterprise announced that the Workflow Merger Agreement had been terminated due to the fact that the closing of the Merger had not occurred on or before February 28, 2009, the Termination date as set forth in the Workflow Merger Agreement.

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

On November 2, 2009, the Company, ARMOUR and Merger Sub. entered into the First Amendment to the Agreement and Plan of Merger (the "First Amendment"). The First Amendment amends the ARMOUR Merger Agreement to delete Section 7.1(h) of the ARMOUR Merger Agreement in its entirety, which required, as a condition to the consummation of the merger, the Company to have at least $100,000,000 in its trust account at the effective time of closing after taking into account payment of certain expenses. Upon closing of the merger, if the combined company fails to maintain a market capitalization of at least $50 million, it may result in NYSE Amex's delisting of the combined company's securities from the exchange.

In addition, SBBC will enter into a Sub-Management Agreement with ARMOUR Residential Management LLC, an entity affiliated with ARMOUR, pursuant to which SBBC will provide certain services to ARRM upon consummation of the merger. In exchange for such services, Sub-Manager will receive a sub-management fee of 25% of the net management fee earned by ARRM under its management agreement with ARMOUR.

Pursuant to a letter agreement dated October 9, 2009 by and among Enterprise, Ladenburg Thalmann & Co. Inc., UBS Securities LLC and I-Bankers Securities, Inc., the aggregate deferred underwriting commissions to be paid to the underwriters upon consummation of the merger was decreased from 3.35% to 3.0% of (i) the value of the trust account on the closing date of the merger with ARMOUR, less (ii) any amounts paid to Enterprise's stockholders with whom Enterprise enters into forward or other contracts before the close of the merger to purchase stockholders' shares, less (iii) any amounts paid to holders of the Public Shares of Enterprise who vote against the merger proposal and demand conversion of their Public Shares, in exchange for certain rights to participate in future securities offerings by ARMOUR following consummation of the merger. The balance sheet reflects management’s estimate of the deferred underwriters’ fee payment deferred until consummation of a business combination.  The estimate assumes no redemptions are made upon the consummation of the merger with ARMOUR.  The difference between this amount and the higher amount previously accrued has been added to Additional paid in capital.

On October 15, 2009, the Company entered into a Stock Purchase Agreement with Fir Tree SPAC Holdings I, LLC ("Fir Tree"), pursuant to which Fir Tree will sell to Enterprise a total of 1,563,000 shares of the Company's common stock issued in its initial public offering (the "Fir Tree Shares") at a price per share of $9.98, subject to adjustment. The purchases will take place concurrently with or following the closing of the merger with ARMOUR and the purchases will be paid for with funds that will be released from the Company's trust account upon consummation of the merger. Fir Tree has agreed to have the Fir Tree Shares voted in favor of each of the stockholder proposals set forth in the Company's definitive proxy statement/prospectus.

On October 19, 2009, the Company entered into an agreement (the "Victory Agreement") with Victory Park Capital Advisors, LLC ("Victory Park"), pursuant to which funds managed by Victory Park or other purchasers acceptable to Victory Park and the Company may purchase up to an aggregate of 10,020,040 shares of the Company's common stock at purchases prices not to exceed $9.98 per share from third parties prior to the Company's special meeting of stockholders and warrantholders. Victory Park is not an affiliate of the Company, its officers and directors and/or their respective affiliates. It is anticipated that Victory Park will effect purchases of share of common stock issued in the Company's initial public offering ("Public Shares") through independent, privately negotiated transactions with third parties who are institutions or other sophisticated investors that have voted against or indicated an intention to vote against the merger with ARMOUR and exercise their conversion rights.

Pursuant to the Victory Agreement, the Company will pay Victory Park a fee of 1.0% of the value of all shares of the Company's common stock purchased by Victory Park from third parties. All shares purchased as a result of this Victory Agreement will be voted in favor of each of the stockholder proposals to be presented at the Company's special meeting of stockholders and warrantholders, which proposals are set forth in the definitive proxy statement/prospectus. In connection with each purchase of Public Shares by Victory Park pursuant to the Victory Agreement, Victory Park and the Company will enter into a stock purchase agreement (each, a "Victory Purchase Agreement"), pursuant to which the Company will agree to purchase such Public Shares from Victory Park at a price equal to the aggregate purchase price paid by Victory Park for such shares plus the 1.0% fee described above. No funds other than those payable to Victory Park, except funds distributed to converting stockholders, may be released from the trust account containing the net proceeds of the Company's initial public offering after the consummation of the merger. Such purchases, if made, would increase the likelihood that holders of a majority of the shares of the Company's common stock will vote in favor of the merger and that holders of less than 30% of Public Shares (or 50% of the Public Shares, if the proposal to increase the conversion threshold is approved at the special meeting) vote against the merger and seek conversion of their Public Shares into cash in accordance with the Company's amended and restated certificate of incorporation.

On October 22, 2009, the Company entered into Stock Purchase Agreements with Azimuth Opportunity, Ltd. ("Azimuth Opportunity") and Commerce Court Value, Ltd. ("Commerce Court"), pursuant to which Azimuth Opportunity will sell to the Company a total of 146,700 shares, and Commerce Court will sell to the Company a total of 632,126 Public Shares at a price per share of $9.98, subject to adjustment.  On October 28, 2009, the Company entered into a Stock Purchase Agreement with Credit Suisse Securities (USA), LLC ("Credit Suisse "), pursuant to which Credit Suisse will sell to the Company a total of 1,363,500 Public Shares at a price per share of $9.98, subject to adjustment. On October 30, 2009, the Company entered into a Stock Purchase Agreement with Citigroup Global Markets Inc. ("Citigroup"), pursuant to which Citigroup will sell to the Company a total of 350,000 Public Shares at a price per share of $9.98, subject to adjustment. Also on October 30, 2009, the Company entered into a Stock Purchase Agreement with Del Mar Master Fund, Ltd ("Del Mar"), pursuant to which Del Mar will sell to the Company a total of 1,384,000 Public Shares at a price per share of $9.98, subject to adjustment.  The purchases for each Stock Purchase Agreement will take place concurrently with or following the closing of the merger with ARMOUR and the purchases will be paid for with funds that will be released from the Company’s trust account upon consummation of the merger. Pursuant to each Stock Purchase Agreement, Azimuth Opportunity, Commerce Court Credit Suisse, Citigroup and Del Mar have each agreed to have their Public Shares voted in favor of each of the stockholder proposals set forth in the Company's definitive proxy statement/prospectus.

 Note 3 — Summary of Significant Accounting Policies

Basis of presentation

The financial statements of the Company are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP).  The financial statements, except for the December 31, 2008 balance sheet and the statement of stockholders' equity and income for the years ended December 31, 2008 and 2007, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K.  In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and the results of operations for the three and nine months ended September 30, 2009, the three and nine months ended September 30, 2008 and the period from inception (July 9, 2007) through September 30, 2009, and stockholders' equity and cash flows for the nine months ended

September 30, 2009, the nine months ended September 30, 2008 and the period from inception (July 9, 2007) through September 30, 2009.  Because the Company is in the development stage and looking at targets for a potential business combination, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

Cash and cash equivalents

The Company considers all highly liquid investments with original maturities of three months or less upon acquisition to be cash equivalents.

Common Stock Subject to Possible Conversion

Common stock subject to possible conversion represents the portion of the proceeds from the Offering placed in trust equal to one share less than 30% of the shares issued in the Offering multiplied by the initial estimated redemption value of $9.90.  Interest earned on the trust, net of income tax, in excess of the $2,450,000 which may be released to the Company for due diligence and other working capital requirements (see Note 1) will be allocated pro rata to the common stock subject to possible conversion.   The pro rata portion of the Trust balance is payable to Public Stockholders (see Note 1) who vote against a business combination and elect conversion.   During the quarter ended June 30, 2008, the Company earned sufficient interest on a cumulative basis to begin accreting interest income to the common stock subject to possible conversion.  Accordingly, the Company accreted $56,326 and $587,577 of interest, net of taxes, to the common stock subject to possible conversion for the nine months ended September 30, 2009 and the year ended December 31, 2008, respectively.

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

Fair Value of Financial Instruments

The fair values of the Company’s financial instruments reflect the estimate of amounts that would be received from selling an asset in an orderly transaction between market participants at the measurement date.  The fair value estimates presented in this report are based on information available to the Company as of September 30, 2009 and December 31, 2008.

In accordance with U.S. GAAP, the Company applies a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value.  The three levels are the following:

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

(ii)

The Company’s statements of operations include a presentation of net income per share for common stock subject to possible conversion in a manner similar to the two-class method of earnings per share.  Basic and diluted net income per share amount for the maximum number of shares subject to possible conversion is calculated by dividing the net interest income attributable to common shares subject to conversion ($11,098 and $56,326 for the quarter and year to date ended September 30, 2009) by the weighted average number of shares subject to possible conversion.  Basic, diluted and pro form diluted earnings per share amount for the shares outstanding not subject to possible conversion is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to conversion by the weighted average number of shares not subject to possible conversion.

At September 30, 2009, the Company had outstanding warrants to purchase 32,500,000 shares of common stock.

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

Consideration of Subsequent Events

The Company evaluated all events and transactions occurring after September 30, 2009 through November 3, 2009, the date these condensed financial statements were issued, to identify subsequent events which may need to be recognized or non-recognizable events which would need to be disclosed. No recognizable events were identified. See Note 2 for non-recognizable events identified for disclosure.

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

Recently Adopted Accounting Pronouncements

ASC Topic 805, "Business Combinations" establishes principles and requirements for how an acquirer in a business combination (i) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumes, and any noncontrolling interest in the acquiree, (ii) recognizes and measures the goodwill acquired in a business combination or a gain from a bargain purchase, and (iii) determines what information to disclose to enable users of financial statements to evaluate the nature and financial effects of the business combination.  The application of ASC Topic 805 to future acquisitions could impact the Company's results of operations and financial condition and the reporting of acquisitions in the financial statements.

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

The Company has agreed to pay $7,500 per month for office space and general and administrative services.  The office space is being leased from Bell & Staton, Inc., an affiliate of the Company’s officers and directors.  Services commenced on the effective date of the Proposed Offering and will terminate upon the earlier of (i) the consummation of a Business Combination or (ii) the liquidation of the Company.    For the quarters ended September 30, 2009 and 2008, the nine months ended September 30, 2009 and 2008 and the period from July 9, 2007 (inception) through September 30, 2009, the Company paid $22,500, $22,500, $67,500, $67,500 and $170,750 of expense, respectively related to this agreement which is included in formation and operating costs in the accompanying Statement of Operations.

SBBC has agreed, pursuant to an agreement with the underwriters in accordance with guidelines specified by Rule 10b5-1 under the Securities Exchange Act of 1934, to purchase up to $10,000,000 of the Company’s common stock in the open market, at market prices not to exceed the per share amount held in the trust account commencing on the later of (a) ten business days after the Company files a Current Report on Form 8-K announcing the Company's execution of a definitive agreement for our initial business combination or (b) 60 calendar days after the end of the "restricted period" under Regulation M and ending on the business day immediately preceding the record date for the meeting of stockholders at which such business combination is to be voted upon by the Company's stockholders. Daniel C. Staton, Marc H. Bell and Maria Balodimas Staton have agreed to purchase such securities in the event that SBBC is unable to satisfy its obligations under this agreement.  SBBC will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased in the open market pursuant to such agreement until six months following the consummation of a business combination. SBBC has agreed to vote all such shares of common stock purchased in the open market in favor of the Company's initial business combination and such votes may be in opposition to the votes required to be voted with the majority.  If no business combination is approved by the Company's stockholders, SBBC has agreed not to sell such shares, provided that it will be entitled to participate in any liquidating distributions with respect to such shares purchased in the open market.  On March 2, 2009, in connection with the termination of the Merger Agreement, SBBC has suspended further purchases of the Company’s stock pursuant to this 10b-5 plan pending the announcement of an alternative business combination.  As of September 30, 2009, SBBC has acquired 122,700 shares of the Company's stock pursuant to this 10b-5 plan but has suspended further purchases pending the announcement of an alternative business combination.

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

On January 10, 2008, the Chief Financial Officer purchased 25,000 shares of common stock from SBBC in a private placement transaction at $0.0035 per share.  These purchased shares have the same terms and are subject to the same restrictions on transfer as the original stockholder’s shares and in addition, will vest on the first anniversary of the date of the Company consummating a business combination.  The Company measured the fair value of this transaction on January 10, 2008 to be $229,500.  The Company will record a compensation charge ratably over the remaining vesting period when it becomes probable that a business combination will be consummated.

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

Note 7 – Income Taxes

The Company’s provision for income taxes consists of:

	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	July 9, 2007 (inception) through September 30, 2009
Current:
Federal	$(147,000)	$408,250	$(393,700)	$1,581,250	$1,880,350
State	(490)	70,250	(490)	271,000	389,852
Total current	$(147,490)	$478,500	$(394,190)	$1,852,250	$2,270,202
Deferred	-	-	-	-	-
Provision for income tax	$(147,490)	$478,500	$(394,190)	$1,852,250	$2,270,202

The difference between the actual income tax expense and that computed by applying the statutory income tax rate of 35%  to pre-tax income from operations is summarized below:

	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	July 9, 2007 (inception) through September 30, 2009
Computed expected tax rate	35.0%	35.0%	35.0%	35.0%	35.0%
State income tax, net of federal benefit	3.6%	3.6%	3.6%	3.6%	3.6%
Change in valuation allowance	(24.4%)	4.5%	(16.2%)	3.1%	41.2%
Effective tax rate	14.2%	43.1%	22.4%	41.7%	79.8%

The Company recorded a deferred income tax asset of $1,279,000 at September 30, 2009 and $976,000 at December 31, 2008 for the cumulative tax effect of temporary differences resulting from the capitalization of substantially all of its operating expenses for income tax purposes. However, due to uncertainty related to the ultimate realization of this deferred tax asset, a fully offsetting valuation allowance was established since it is not more likely than not that the benefit will be realized.  During the quarter ended March 31, 2009, costs of approximately $1,662,000 related to the acquisition of Workflow became deductible for tax purposes because the Proposed Merger Agreement was terminated (see Note 2).

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

The financial statements, except for the December 31, 2008 balance sheet and the statement of stockholders' equity and income for the years ended December 31, 2008 and 2007, are unaudited and should be read in conjunction with audited consolidated financial statements and notes thereto for the year ended December 31, 2008 as presented in our Annual Report on Form 10-K.  In the opinion of management, the accompanying financial statements contain all adjustments, which are of a normal and recurring nature, necessary to present fairly the financial position of the Company as of September 30, 2009 and December 31, 2008, and the results of operations for the three and nine months ended September 30, 2009, the three and nine months ended September 30, 2008 and the period from inception (July 9, 2007) through September 30, 2009, and stockholders’ equity and cash flows for the three and nine months ended September 30, 2009, the three and nine months ended September 30, 2008 and the period from inception (July 9, 2007) through September 30, 2009.  Because the Company is in the development stage and looking at targets for a potential business combination, operating results for the Company on a quarterly basis may not be indicative of operating results for the full year.

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

On November 7, 2007, the registration statement (File No. 333-145154) for our initial public offering of 25,000,000 units (the “IPO”), each unit consisting of one share of common stock, par value $0.0001 per share, and one warrant exercisable for an additional share of common stock (a "Warrant") was declared effective by the Securities and Exchange Commission ("SEC"). We completed the IPO on November 14, 2007, resulting in total gross proceeds of $250,000,000.  The managing underwriters for the IPO were UBS Securities LLC and Ladenburg Thalmann & Co. Inc.  Of the net proceeds after offering expenses of the IPO and the private placement, $247,575,000 was placed in a trust account maintained at Continental Stock Transfer & Trust Company.  The proceeds in the trust account include $8.375 million of the gross proceeds representing deferred underwriting discounts and commissions that will be released to the underwriters on completion of a business combination.  The remaining proceeds outside of the trust account may have been, and as of December 31, 2008, has been  used to pay for business, legal and accounting due diligence on prospective acquisitions, tax expenses and continuing general and administrative expenses.  In addition, up to $2,450,000 of the interest earned on the funds held in the trust account may have been, and as of September 30, 2009 has been, released to fund expenses related to investigating and selecting a target business and other working capital requirements, plus any amounts we may need to pay our tax obligations.

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

Through September 30, 2009, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have neither engaged in any operations nor generated any revenues, other than interest income earned on the proceeds of the Private Placement and our IPO.

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

Pursuant to a letter agreement dated October 9, 2009 by and among Enterprise, Ladenburg Thalmann & Co. Inc., UBS Securities LLC and I-Bankers Securities, Inc., the aggregate deferred underwriting commissions to be paid to the underwriters upon consummation of the merger was decreased from 3.35% to 3.0% of (i) the value of the trust account on the closing date of the merger with ARMOUR, less (ii) any amounts paid to Enterprise's stockholders with whom Enterprise enters into forward or other contracts before the close of the merger to purchase stockholders' shares, less (iii) any amounts paid to holders of the Public Shares of Enterprise who vote against the merger proposal and demand conversion of their Public Shares, in exchange for certain rights to participate in future securities offerings by ARMOUR following consummation of the merger.  The balance sheet reflects management’s estimate of the deferred underwriters’ fee payment deferred until consummation of a business combination.   The estimate assumes no redemptions are made upon the consummation of the merger with ARMOUR.  The difference between this amount and the higher amount previously accrued has been added to Additional paid in capital.

On October 14, 2009, the Company filed with the Securities and Exchange Commission a definitive proxy statement/prospectus in connection with the proposed business combination with ARMOUR.  The definitive proxy statement/prospectus was mailed on or about October 14, 2009 to stockholders and warrantholders of the Company of record as of the close of business on October 5, 2009.  The Company has established November 5, 2009 as the date for the special meetings of stockholders and warrantholders of the Company.

On October 15, 2009, the Company entered into a Stock Purchase Agreement with Fir Tree SPAC Holdings I, LLC ("Fir Tree"), pursuant to which Fir Tree will sell to Enterprise a total of 1,563,000 shares of the Company's common stock issued in its initial public offering (the "Fir Tree Shares") at a price per share of $9.98, subject to adjustment. The purchases will take place concurrently with or following the closing of the merger with ARMOUR and the purchases will be paid for with funds that will be released from the Company's trust account upon consummation of the merger. Fir Tree has agreed to have the Fir Tree Shares voted in favor of each of the stockholder proposals set forth in the Company's definitive proxy statement/prospectus.

On October 19, 2009, the Company entered into an agreement (the "Victory Agreement") with Victory Park Capital Advisors, LLC ("Victory Park"), pursuant to which funds managed by Victory Park or other purchasers acceptable to Victory Park and the Company may purchase up to an aggregate of 10,020,040 shares of the Company's common stock at purchases prices not to exceed $9.98 per share from third parties prior to the Company's special meeting of stockholders and warrantholders. Victory Park is not an affiliate of the Company, its officers and directors and/or their respective affiliates. It is anticipated that Victory Park will effect purchases of share of common stock issued in the Company's initial public offering ("Public Shares") through independent, privately negotiated transactions with third parties who are institutions or other sophisticated investors that have voted against or indicated an intention to vote against the merger with ARMOUR and exercise their conversion rights.

Pursuant to the Victory Agreement, the Company will pay Victory Park a fee of 1.0% of the value of all shares of the Company's common stock purchased by Victory Park from third parties. All shares purchased as a result of this Victory Agreement will be voted in favor of each of the stockholder proposals to be presented at the Company's special meeting of stockholders and warrantholders, which proposals are set forth in the definitive proxy statement/prospectus. In connection with each purchase of Public Shares by Victory Park pursuant to the Victory Agreement, Victory Park and the Company will enter into a stock purchase agreement (each, a "Victory Purchase Agreement"), pursuant to which the Company will agree to purchase such Public Shares from Victory Park at a price equal to the aggregate purchase price paid by Victory Park for such shares plus the 1.0% fee described above. No funds other than those payable to Victory Park, except funds distributed to converting stockholders, may be released from the trust account containing the net proceeds of the Company's initial public offering after the consummation of the merger. Such purchases, if made, would increase the likelihood that holders of a majority of the shares of the Company's common stock will vote in favor of the merger and that holders of less than 30% of Public Shares (or 50% of the Public Shares, if the proposal to increase the conversion threshold is approved at the special meeting) vote against the merger and seek conversion of their Public Shares into cash in accordance with the Company's amended and restated certificate of incorporation.

On October 22, 2009, the Company entered into Stock Purchase Agreements with Azimuth Opportunity, Ltd. ("Azimuth Opportunity") and Commerce Court Value, Ltd. ("Commerce Court"), pursuant to which Azimuth Opportunity will sell to the Company a total of 146,700 shares, and Commerce Court will sell to the Company a total of 632,126 Public Shares at a price per share of $9.98, subject to adjustment.  On October 28, 2009, the Company entered into a Stock Purchase Agreement with Credit Suisse Securities (USA), LLC ("Credit Suisse "), pursuant to which Credit Suisse will sell to the Company a total of 1,363,500 Public Shares at a price per share of $9.98, subject to adjustment. On October 30, 2009, the Company entered into a Stock Purchase Agreement with Citigroup Global Markets Inc. ("Citigroup"), pursuant to which Citigroup will sell to the Company a total of 350,000 Public Shares at a price per share of $9.98, subject to adjustment. Also on October 30, 2009, the Company entered into a Stock Purchase Agreement with Del Mar Master Fund, Ltd ("Del Mar"), pursuant to which Del Mar will sell to the Company a total of 1,384,000 Public Shares at a price per share of $9.98, subject to adjustment.  The purchases for each Stock Purchase Agreement will take place concurrently with or following the closing of the merger with ARMOUR and the purchases will be paid for with funds that will be released from the Company’s trust account upon consummation of the merger. Pursuant to each Stock Purchase Agreement, Azimuth Opportunity, Commerce Court Credit Suisse, Citigroup and Del Mar have each agreed to have their Public Shares voted in favor of each of the stockholder proposals set forth in the Company's definitive proxy statement/prospectus.

On November 2, 2009, the Company, ARMOUR and Merger Sub. entered into the First Amendment to the Agreement and Plan of Merger (the "First Amendment"). The First Amendment amends the ARMOUR Merger Agreement to delete Section 7.1(h) of the ARMOUR Merger Agreement in its entirety, which required, as a condition to the consummation of the merger, the Company to have at least $100,000,000 in its trust account at the effective time of closing after taking into account payment of certain expenses. Upon closing of the merger, if the combined company fails to maintain a market capitalization of at least $50 million, it may result in NYSE Amex's delisting of the combined company's securities from the exchange.

As of September 30, 2009, after giving effect to our IPO and our operations subsequent thereto, including our withdrawal of approximately $5.5 million of the interest earned on the funds held in the trust account through September 30, 2009 for taxes and operating expenses, approximately $250 million was held in trust and we had approximately $114 thousand of unrestricted cash, and approximately $20 thousand of the $2.45 million that we are entitled to withdraw from interest earned on the funds held in the trust account, available to us for our activities in connection with identifying and conducting due diligence of a suitable business combination, and for general corporate matters.

Results of Operations, Financial Condition and Liquidity

Our operating expenses totaled approximately $1.1 million for the fiscal quarter ended September 30, 2009 and approximately $0.2 million for the fiscal quarter ended September 30, 2008.  Operating expenses were comprised primarily of accounting, legal, franchise taxes, printing fees and expenses.

We had interest income net of expenses earned on marketable securities held in the trust account of approximately $48 thousand for the fiscal quarter ended September 30, 2009 and approximately $1.1 million for the fiscal quarter ended September 30, 2008.  Interest income excludes earnings on funds held in the trust account associated with common stock subject to possible conversion (approximately $11 thousand for the fiscal quarter ended September 30, 2009 and $0.2 million for the fiscal quarter ended September 30, 2008) and, except for amounts for operating purposes of $2.45 million and amounts equal to any taxes payable by us relating to such interest earned ($3.0 million at September 30, 2009), will not be released from the trust account until the earlier of the completion of a business combination or the expiration of the time period during which we may complete a business combination.

We have provided for an effective tax rate of approximately 14.2% for the quarter ended September 30, 2009 and 79.8% on an inception to date basis.

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

Date:  November 5, 2009

/s/ Daniel C. Staton

Daniel C. Staton

Chief Executive Officer

(Principal Executive Officer)

Date: November 5, 2009

/s/ Ezra Shashoua

Ezra Shashoua

Chief Financial Officer

(Principal Financial Officer)